Form 10-K
period 2023-06-30
SR Bancorp, Inc.
filed 2023-09-28
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-41808

SR Bancorp, Inc.

(Exact name of Registrant as specified in its Charter)

Maryland	92-2601722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
220 West Union Avenue Bound Brook, New Jersey	08805
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 560-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRBK	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $0.

The number of shares of Registrant’s Common Stock outstanding as of September 28, 2023 was 9,507,930.

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id:	23	Auditor Name:	Baker Tilly US, LLP	Auditor Location:	Iselin, NJ, USA

ii

PART I

Item 1. Business.

General

SR Bancorp, Inc. (“SR Bancorp” or the “Company”) is a Maryland chartered company established to be the holding company for Somerset Savings Bank, now known as Somerset Regal Bank. SR Bancorp’s primary business activity is the ownership of the outstanding common stock of Somerset Regal Bank. SR Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Somerset Regal Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

The Company became the holding company for Somerset Regal Bank as part of the mutual-to-stock conversion of Somerset Savings Bank, SLA, as further described below. At June 30, 2023, the conversion had not been completed, and, as of that date, the Company had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, the financial and other information contained in this document at and for the year ended June 30, 2023 and June 30, 2022 is for Somerset Savings Bank, SLA, unless indicated otherwise.

In the future, SR Bancorp may acquire or organize other entities or operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Our website address is www.somersetsavings.com. We plan to make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our website should not be considered a part of this document.

Completed Stock Offering

On September 19, 2023, Somerset Savings Bank converted from the mutual to stock form of organization and SR Bancorp completed its stock offering. SR Bancorp sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,364 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of SR Bancorp common stock were outstanding. SR Bancorp’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

Merger with Regal Bancorp, Inc. and Regal Bank

On September 19, 2023, SR Bancorp acquired Regal Bancorp, Inc. Immediately following that acquisition, Regal Bank, the wholly-owned subsidiary of Regal Bancorp, was merged with and into Somerset Savings Bank, which was renamed Somerset Regal Bank (collectively, the “Merger”). In connection with the Merger, Regal Bancorp’s shareholders received $23.00 in cash for each share of Regal Bancorp common stock they owned. The aggregate cost of the Merger was approximately $69.5 million. The acquisition of Regal Bancorp and Regal Bank, expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. At June 30, 2023, Somerset Savings Bank had total assets of $651.5 million, deposits of $503.9 million and total equity of $122.1 million. At June 30, 2023, Regal Bancorp had total consolidated assets of $461.8 million, deposits of $389.1 million and total equity of $51.5 million.

In connection with the Merger, the Executive Chairman of the Board of Directors of Regal Bancorp, David M. Orbach, Marc Lebovitz and Thomas Lupo, both Regal Bancorp board members, joined the Boards of Directors of SR Bancorp and Somerset Regal Bank. Mr. Orbach serves as Executive Chairman of the Board of Directors of SR Bancorp and as Executive Vice Chairman of the Board of Directors of Somerset Regal Bank. William P. Taylor continues as Chief Executive Officer and Chairman of the Board of Directors of Somerset Regal Bank and serves as

Chief Executive Officer and a director of SR Bancorp. Christopher J. Pribula continues as President, Chief Operating Officer and a director of Somerset Regal Bank and SR Bancorp. In addition, Messrs. Orbach, Taylor and Pribula entered into employment agreements with SR Bancorp and Somerset Savings Bank at the time of execution of the merger agreement among the parties, which became effective as of the effective date of the mutual-to-stock conversion for Messrs. Taylor and Pribula and became effective as of the closing of the Merger for Mr. Orbach.

The Merger increased the combined banks’ deposit base and its loan portfolio, provided Somerset Savings Bank with greater commercial lending expertise and access to commercial loan customers and provided Regal Bank with greater residential lending expertise and access to residential loan customers.

Market Area

At June 30, 2023, Somerset Savings Bank served central New Jersey through its main office in Bound Brook and six full-service banking offices in the New Jersey counties of Somerset (four offices), Hunterdon (two offices) and Middlesex (one office). The acquisition of Regal Bank on September 19, 2023 expanded Somerset Regal Bank’s market presence in northern and central New Jersey with the addition of ten full-service banking offices, which are located in the New Jersey counties of Essex (five offices), Somerset (two offices), Union (two offices) and Morris (one office).

The markets served by the combined branch networks of Somerset Savings Bank and Regal Bank encompass a broad geographic area in central and northern New Jersey. The market areas served by Somerset Regal Bank have highly developed and diverse economies. Pharmaceutical, financial services, professional services and retail companies are among the largest employers in the primary market area counties served by Somerset Regal Bank. Employment data shows that jobs in services and education/healthcare/social services accounted for the largest and second largest employment sectors, respectively, in the primary market area counties and in New Jersey. Wholesale/retail trade was the third largest employment sector for the primary market counties followed by manufacturing jobs in the counties of Hunterdon, Morris and Somerset. Finance/insurance/real estate was the fourth largest employment sector for the counties of Essex, Middlesex and the State of New Jersey. Transportation/utility jobs were the fourth largest employment sector for Union County.

Population and household data indicate that the market areas served by Somerset Regal Bank’s branches are a mix of urban and suburban markets. Middlesex County is the most populous county with a total population of 861,000, while Hunterdon County is the least populous county with a total population of 130,000. For the 2017 to 2022 period, Essex County recorded the strongest population growth with an annual growth rate of 0.9%. Comparatively, Middlesex County recorded the slowest population growth over the past five years, with an annual growth rate of 0.3%. Five-year annual population growth rates for the U.S. and New Jersey equaled 0.6% and 0.7%, respectively.

Income measures show that the counties of Hunterdon, Morris and Somerset are relatively affluent markets, with household and per capita income measures that are well above the comparable U.S. and New Jersey measures. Comparatively, household and per capita income measures for Essex County are the lowest among the primary area counties, which were also lower than the comparable New Jersey measures and similar to the comparable U.S. measures. The primary market area counties experienced income growth rates that were slightly lower than the comparable state and national growth rates for the 2017 through 2022 period.

A comparison of household income distribution measures provides another indication of the relative affluence of Hunterdon, Morris and Somerset Counties, which maintained significantly higher percentages of households with incomes above $100,000 compared to the U.S and New Jersey. None of the primary market area counties maintained a lower percentage of households with incomes above $100,000 compared to the U.S, while Essex County and Union County maintained a lower percentage of households with incomes above $100,000 compared to New Jersey.

At June 30, 2023, Somerset Savings Bank maintained its largest balance of deposits in Somerset County, where it maintains its headquarters and maintains its largest branch presence. Based on June 30, 2023 deposit data, Somerset Savings Bank’s $304.3 million of deposits provided for a 1.7% market share of bank and thrift deposits in Somerset County, which was the 11th largest market share out of 22 financial institutions in the market. At June 30,

2023, Regal Bank maintained its largest balance of deposits in Essex County, where it was headquartered and maintained its largest branch presence. Based on June 30, 2023 deposit data, Regal Bank’s $258.4 million of deposits provided for a 0.9% market share of bank and thrift deposits in Essex County, which was the 15th largest market share out of 31 financial institutions in the market.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

Our competition for loans comes primarily from financial institutions in our market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial service companies entering the mortgage market, such as insurance companies, securities companies, financial technology companies and specialty finance companies.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans, including residential and non-residential mortgage, equity loans and passbook, certificate or personal loans. Historically, we have had a significant portion of our loan portfolio concentrated in residential loans, including one- to four-family residential loans. At June 30, 2023, residential mortgage loans comprised 97.8% of our total loan portfolio.

We did not participate in the Paycheck Protection Program administered by the U.S. Small Business Administration.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area. The Merger with Regal Bank will significantly enhance our capabilities in this area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage loans:
Residential real estate	$353,634	97.84%	$325,722	97.60%
Non-residential real estate	440	0.12%	459	0.14%
Consumer	7,349	2.03%	7,543	2.26%
Total	361,423	100.00%	333,724	100.00%
Less (add):
Allowance for losses	1,116		1,116
Net deferred loan origination fees	(1,945)		(1,950)
Loans, net	$362,252		$334,558

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2023. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Residential Real Estate	Non-Residential Real Estate	Consumer	Total Loans
	(In thousands)
Amounts due in:
One year or less	$46	$—	$5,524	$5,570
After one through five years	7,513	—	410	7,923
After five through 15 years	99,878	144	1,276	101,298
More than 15 years	246,197	296	139	246,632
Total	$353,634	$440	$7,349	$361,423

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at June 30, 2023 that are contractually due after June 30, 2024.

	Due After June 30, 2024
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans:
Residential real estate	$305,078	$48,510	$353,588
Non-residential real estate	440	—	440
Consumer	1,825	—	1,825

One- to Four Family-Residential Mortgage Loans. We offer two types of residential mortgage loans: fixed-rate loans and adjustable-rate loans. We offer fixed-rate mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of three, five or six years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone, and may require such insurance on properties not located in a flood zone.

Generally, adjustable-rate loans will better insulate Somerset Savings Bank from interest rate risk as compared to fixed-rate mortgages. An increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. To mitigate the risk of an increase to a monthly mortgage payment of an adjustable-rate loan, which could result in an increase to delinquencies and defaults, we adhere to strict underwriting guidelines by initially qualifying a borrower at a higher interest rate. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Home equity loans and lines of credit. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 70% based on the appraised value for one- to four-family owner-occupied loans. Home equity loans have fixed rates of interest and are originated with terms of up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. We hold a first or second mortgage position on all of the properties that secure our home equity loans.

Consumer loans. We offer unsecured personal loans up to $5,000 and rehabilitation loans up to $10,000. Borrowers seeking a personal loan must be a Somerset Savings Bank customer for at least one year, among other requirements. Rehabilitation loans are subject to a 70% loan to value limit and must be for one- to two-family owner-occupied properties located in Somerset Savings Bank’s market area. We also offer loans secured by passbook and certificates of deposit accounts held at Somerset Savings Bank, up to 90% of the balance of the certificate of deposit or passbook. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Liquidity and Capital Resources.”

Unsecured loans generally entail greater risk than do residential mortgage loans. Such loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

The procedures for underwriting consumer loans include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral, if any, to the proposed loan amount.

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources. The primary source of loan originations are existing customers, walk-in traffic, purchases from correspondent banks, advertising and referrals from customers. At June 30, 2023, we had no loan participations. As a supplement to our in-house loan originations of one- to four-family residential real estate loans, Somerset Savings Bank enters into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with eight different mortgage brokers in our market area, none of which we have an ownership interest in or share any common employees or directors. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them on a loan by loan basis to Somerset Savings Bank following re-underwriting of the loan in accordance with our own underwriting criteria. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans. For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended June 30, 2023 and 2022, we purchased for our portfolio $42.6 million and $52.8 million, respectively, of loans from these mortgage brokers. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are amortized over the contractual life of the loan.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s position and experience. The Management Loan Committee, comprised of Somerset Savings Bank’s Chairman, President, Loan Division Manager, Origination Manager and Mortgage Underwriter, approves residential and commercial loans up to $1.0 million and builder tract loans up to $1.5 million. Proposed loans in excess of such amounts must be approved by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2023, our regulatory limit on loans to one borrower was $18.3 million and our loan policy has a $2.0 million loan to one borrower limit. At that date, our largest lending relationship was one loan for $1.0 million secured by a fixed rate mortgage loan. This loan was performing in accordance with its terms at June 30, 2023.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Non-Performing and Problem Assets

When a loan is 15 days past due, we send the borrower a late charge notice. If the loan delinquency is not corrected, other forms of collections are implemented, including telephone calls and collection letters. We attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower correctly understands the terms of the loan and to emphasize the importance of making payments on or before the due date. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment and we may refer the loan to legal counsel to commence foreclosure proceedings. Any of our loan officers can shorten these time frames in consultation with the senior lending officer.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Mortgage Lending Officer reports monitored loans, including all loans rated special mention, substandard, doubtful or loss, to the Board of Directors on a quarterly basis. In addition, management presents a quarterly loan loss allowance analysis to our Board of Directors.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At June 30,
	2023			2022
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate mortgage loans:
Residential real estate	$383	$—	$200	$279	$—	$—
Non-residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$383	$—	$200	$279	$—	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Somerset Savings Bank had no troubled debt restructurings as of June 30, 2023 or June 30, 2022.

	At June 30,
	2023	2022
	(In thousands)
Non-accrual loans:
Real estate mortgage loans:
Residential real estate	$145	$—
Non-residential real estate	—	—
Consumer	—	—
Total non-accrual loans	145	—
Accruing loans past due 90 days or more:
Real estate mortgage loans:
Residential real estate	55	—
Non-residential real estate	—	—
Consumer	—	—
Total accruing loans past due 90 days or more	55	—
Total non-performing loans	200	—
Real estate owned	—	—
Total non-performing assets	$200	$—
Total non-performing loans to total loans	0.06%	—%
Total non-accrual loans to total loans	0.04%	—%
Total non-performing assets to total assets	0.03%	—%

On the basis of this review of our loans, our classified and special mention loans at the dates indicated were as follows:

	At June 30,
	2023	2022
	(In thousands)
Substandard loans	$145	$—
Doubtful loans	—	—
Loss loans	—	—
Total classified loans	$145	$—
Special mention loans	$—	$—

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At June 30, 2023, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2023, we had no assets designated as special mention.

The allowance for loan losses is the amount estimated by management as necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by the FDIC and the NJDBI, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2023, we had $145,000 of assets classified as substandard, and no assets classified as doubtful or loss.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2023 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the years indicated.

At or For the Years Ended June 30,
	2023	2022
(Dollars in thousands)
Allowance for loan losses at beginning of year	$1,116	$1,116
Provision for loan losses	—	—
Charge-offs:
Real estate mortgage loans:
Residential real estate	—	—
Non-residential real estate	—	—
Consumer	—	—
Total charge-offs	—	—
Recoveries:
Real estate mortgage loans:
Residential real estate	—	—
Non-residential real estate	—	—
Consumer	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance at end of year	$1,116	$1,116
Allowance to non-performing loans	558.00%	N/A
Allowance to total loans outstanding at the end of the year	0.31%	0.33%
Net (charge-offs) recoveries to average loans outstanding during the year	—%	—%

Somerset Savings Bank had no charge-offs for the years ended June 30, 2023 or June 30, 2022.

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2023			2022
	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans:
Residential real estate	$1,112	99.64%	97.84%	$1,111	99.55%	97.60%
Non-residential real estate	4	0.36%	0.12%	5	0.45%	0.14%
Consumer	—	—%	2.03%	—	—%	2.26%
Total allocated allowance	1,116	100.00%	100.00%	1,116	100.00%	100.00%
Unallocated	—			—
Total	$1,116			$1,116

Investment Activities

General. The goals of our investment policy are to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, and meeting liquidity needs, pledging requirements, and asset/liability management and interest rate risk strategies. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity.

We have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various U.S. government sponsored enterprises and federal agencies, mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in corporate securities (equity as well as debt) and mutual funds. As a member of the Federal Home Loan Bank of New York, we also are required to maintain an investment in Federal Home Loan Bank of New York stock.

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to achieve a yield consistent with credit and interest rate risk parameters included in Somerset Savings Bank’s policies. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. The Investment Committee, consisting of the Chief Executive Officer, President and Chief Financial Officer, is responsible for implementation of the investment policy, and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a quarterly basis.

At June 30, 2023, our investment portfolio consisted primarily of securities and obligations issued by U.S. government-sponsored enterprises totaling $196.6 million, subordinated debentures issued by financial institutions in the Mid-Atlantic region totaling $7.8 million and collateralized mortgage obligations totaling $2.9 million. At June 30, 2023, we also owned $726,000 of Federal Home Loan Bank of New York stock. As a member of Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost and classified as a restricted investment.

At June 30, 2023, all of our available-for-sale securities are carried at fair value through accumulated other comprehensive income.

For additional information regarding our investment securities portfolio, see Notes 2 and 3 to the Notes to Financial Statements.

United States Government and Federal Agency Obligations. While United States Government and federal agency securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent appropriate, for liquidity purposes, as collateral for borrowings and as an interest rate risk hedge in the event of significant mortgage loan prepayments.

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

Mortgage-backed securities are created by pooling mortgages and issuing a security with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors. Some securities pools are guaranteed as to payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our specific liabilities and obligations.

Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or acceleration of any discount relating to such interests, thereby affecting the net yield on our securities. We periodically review current prepayment speeds to determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Collateral Mortgage Obligations. CMOs are debt securities issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into “tranches” or classes that have descending priorities with respect to the distribution of principal and interest cash flows, while cash flows on pass-through mortgage-backed securities are distributed pro rata to all security holders. All the CMOs in our investment portfolio are rated “AAA” by at least one of the major investment securities rating services.

Deposit Activities and Other Sources of Funds

General. Deposits and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At June 30, 2023, we also held $1.4 million of accounts from a variety of local municipal relationships. We have no brokered deposits.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a business checking account designed for small businesses, savings and money market accounts. We offer bill payment services through our online banking system.

Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2023			2022
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$40,687	8.07%	—%	$43,722	8.38%	—%
Interest-bearing deposits	137,496	27.29%	0.06%	146,408	28.04%	0.05%
Savings and club accounts	166,253	32.99%	0.05%	188,115	36.03%	0.05%
Time deposits	159,481	31.65%	2.22%	143,827	27.55%	0.60%
Total	$503,917	100.00%		$522,072	100.00%

As of June 30, 2023 and 2022, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $21.2 million and $23.4 million, respectively. In addition, as of June 30, 2023, the aggregate amount of all our uninsured certificates of deposit was $3.4 million. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of June 30, 2023.

At June 30, 2023
(In thousands)
Maturity Period:
Three months or less	$828
Over three through six months	1,039
Over six through twelve months	813
Over twelve months	753
Total	$3,433

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of New York to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities that are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

At June 30, 2023 and June 30, 2022, we had no outstanding advances from the Federal Home Loan Bank of New York. At June 30, 2023, we had access to additional Federal Home Loan Bank advances of up to $100 million based on our unused qualifying collateral available to support such advances.

We also have the ability to borrow from the Federal Reserve Bank of New York to supplement our investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At June 30, 2023, we had a $20.0 million borrowing with the Federal Reserve Bank under the Bank Term Funding Program. At June 30, 2022, we had no outstanding borrowings with the Federal Reserve Bank of New York.

Human Capital Resources

Employees

As of June 30, 2023, we had 65 full-time employees and no part-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Diversity and Inclusion

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All of our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation and advancement at our company are based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay and comprehensive healthcare benefits for employees. We sponsor a 401(k) plan and we match employee contributions up to a certain limit. In addition, nearly all of our employees will be stockholders of SR Bancorp through participation in our Employee Stock Ownership Plan, which aligns stockholder interests by providing stock ownership on a tax-deferred basis at no cost to the employee.

Employee Development and Training

We focus on attracting, retaining, and cultivating talented individuals. We emphasize employee development and training by providing access to a wide range of online and instructor-led development and continual learning programs. Employees have access to broad resources they need to be successful and are encouraged to attend meetings and conferences.

Subsidiaries

Somerset Regal Bank is SR Bancorp’s only subsidiary.

Regulation and Supervision

Upon consummation of the mutual-to-stock conversion, stock offering, charter conversion, Merger and bank merger (collectively, the “transactions”), Somerset Regal Bank became a New Jersey chartered commercial bank which is not a member of the Federal Reserve System (referred to as a “state nonmember bank”), subject to regulation, supervision and examination by the NJDBI and the FDIC. In turn, SR Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and subject to regulation, supervision and examination by the Federal Reserve. As a public holding company, SR Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. The description is not intended to be a complete list or description of such statutes and regulations and their effects on Somerset Regal Bank and SR Bancorp upon, and assuming, consummation of the transactions.

Bank Regulation

As a New Jersey chartered commercial bank with federally insured deposits, Somerset Regal Bank will be subject to comprehensive regulation by the NJDBI, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer. New Jersey chartered commercial banks are required to file reports with, and are periodically examined by, the FDIC and the NJDBI concerning their activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.

This regulatory and supervisory structure is intended primarily for the protection of depositors and the Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for loan losses for regulatory purposes. The regulatory authorities have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.

New Jersey Banking Laws and Supervision

As a New Jersey chartered commercial bank, Somerset Regal Bank will be subject to extensive regulation, examination and supervision by the NJDBI, as its chartering authority.

Activity Powers. New Jersey chartered banks derive their lending, investment and other activity powers primarily from the New Jersey Banking Act of 1948, as amended, and the regulations of the NJDBI. Under these laws and regulations, New Jersey chartered banks generally may invest in:

1.
real estate mortgages;
2.
consumer and commercial loans;
3.
specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;
4.
certain types of corporate equity securities; and
5.
certain other assets.

New Jersey chartered banks may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of leeway investments. A bank may also exercise trust powers upon approval of the NJDBI. New Jersey banks also may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDBI by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and regulations. See “—Federal Bank Regulation—Activities and Investments” below. Certain corporate transactions by a New Jersey bank, such as establishing branches and acquiring other banks, require the prior approval of the NJDBI.

Loan-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey chartered bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A bank may lend an additional 10% of the bank’s capital funds if secured by collateral meeting the requirements of the New Jersey Banking Act.

The New Jersey Banking Act imposes conditions and limitations on the liabilities to a bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed below. The New Jersey Banking Act also provides that a bank that is in compliance with the Federal Reserve’s Regulation O, as discussed below, is deemed to be in compliance with such provisions of the New Jersey Banking Act.

Dividends. Under the New Jersey Banking Act, a stock bank may not pay a cash dividend unless, following the payment, the bank’s capital stock will be unimpaired, and the bank will have a surplus of no less than 50% of its capital stock or, if not, the payment of the dividend will not reduce the surplus of the bank. Federal law may also limit the amount of dividends that may be paid by a New Jersey chartered nonmember bank. See “—Federal Bank Regulation—Prompt Corrective Regulatory Action” below.

Minimum Capital Requirements. Regulations of the NJDBI impose on New Jersey chartered depository institutions minimum capital requirements generally similar to those imposed by the FDIC on insured state banks. See “—Federal Bank Regulation—Capital Requirements.”

Examination and Enforcement. The NJDBI examines all state chartered commercial banks. The NJDBI has authority to enforce applicable law and prevent practices that may cause harm to an institution, including the issuance of cease and desist orders and civil money penalties and removal of directors, officers and employees. The NJDBI also has authority to appoint a conservator or receiver for a bank under certain circumstances such as insolvency or unsafe or unsound condition to transact business.

Federal Bank Regulation

Supervision and Enforcement Authority. Somerset Regal Bank will be subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. State nonmember banks must file reports with the FDIC concerning their activities and financial condition. State nonmember banks must also obtain prior FDIC approval before entering into certain corporate transactions such as establishing new branches and mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate state nonmember bank’s safety and soundness and compliance with various regulatory requirements.

The FDIC maintains substantial enforcement authority over regulated institutions. That includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC may also appoint itself as conservator or receiver for an insured bank under certain circumstances.

Capital Requirements. FDIC regulations require FDIC-supervised institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8%, and a Tier 1 capital to average total assets leverage ratio of 4%.

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. Somerset Savings Bank exercised the AOCI opt-out election.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk- weighted assets above the amount necessary to meet its minimum risk-based capital requirements, effectively resulting in the following minimum ratios: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%.

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Somerset Savings Bank has opted into the community bank leverage ratio framework.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary.

At June 30, 2023, Somerset Savings Bank exceeded each of its capital requirements.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. The agencies have also established standards for safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Activities and Investments. Federal law provides that a state-chartered bank insured by the FDIC generally may not engage as a principal in any activity not permissible for a national bank to conduct or make any equity investment of a type or in an amount not authorized for a national bank, notwithstanding state law, subject to certain exceptions.

In addition, the FDIC is authorized to permit a state-chartered bank to engage in state-authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if it meets all applicable capital requirements and it is determined that the activities or investments involved do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2023, Somerset Savings Bank was classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations, and are required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional measures, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized.

A bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Qualifying institutions that elect and comply with the community bank leverage ratio framework are considered well-capitalized under the prompt corrective action regulations with a community bank leverage ratio of 9% or greater. See “—Capital Requirements” above.

Transactions with Affiliates and Loans to Insiders. Transactions between banks and their affiliates are governed by federal law. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve’s Regulation W prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate would exceed an amount equal to 10% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20% of the bank’s capital stock and surplus. Section 23B applies to “covered transactions,” as well as to certain other transactions, and requires that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as prevailing market terms for transactions with or involving a non-affiliate. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to an affiliate, and other similar transactions. Section 23B transactions also include the bank’s providing services and selling assets to an affiliate. In addition, loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act.

A bank’s loans to its directors, executive officers and owners of 10% or more of its stock (each, an insider) and any entities controlled by such persons are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O. Among other things, these provisions generally require that extension of credit to insiders be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to insiders may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based on a bank’s unimpaired capital and surplus. Extensions of credit in excess of certain limits must be approved by the bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Federal Insurance of Deposit Accounts. Deposit accounts in Somerset Savings Bank are insured up to a maximum of $250,000 per depositor. The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) for insured depository institutions with assets of less than $10 billion currently range from 1.5 to 30 basis points of each institution’s total assets less tangible capital.

The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment in the risk-based assessment system may be made without notice and comment rulemaking.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” every insured depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four- tiered descriptive rating system. Somerset Savings Bank’s most recent FDIC CRA rating, dated May 31, 2022, was “Satisfactory.”

Federal Home Loan Bank System. Somerset Savings Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Somerset Savings Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Somerset Savings Bank was in compliance with this requirement at June 30, 2023.

Holding Company Regulation

Federal Holding Company Regulation. Upon completion of the transactions, SR Bancorp became a bank holding company registered with the Federal Reserve and subject to regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over SR Bancorp and its non-savings bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve had determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader range of financial activities than a bank holding company. Such activities may include insurance underwriting and investment banking. SR Bancorp has no plans to elect “financial holding company” status at this time.

Capital. Bank holding companies with $3 billion or more in total consolidated assets are subject to consolidated regulatory capital requirements that are as stringent as those applicable to their insured depository subsidiaries. SR Bancorp has consolidated assets of less than $3 billion and, therefore, is not subject to the consolidated capital requirements, unless otherwise advised by the Federal Reserve.

Source of Strength. Federal law provides that bank and savings and loan holding companies must act as a source of strength to their subsidiary depository institution. The expectation is that the holding company will provide capital, liquidity and other support for the institution in times of financial stress.

Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and nonobjection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement.

The Federal Reserve has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with and nonobjection of the Federal Reserve in certain cases, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend. The Federal Reserve guidance also provides for consultation and nonobjection for material increases in the amount of a bank holding company’s common stock dividend. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

These regulatory policies could affect the ability of SR Bancorp to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Acquisition of Holding Company. Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company, such as SR Bancorp, unless the Federal Reserve has been given 60 days’ prior written notice and not disapproved the proposed acquisition. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as will be the case with SR Bancorp, the issuer has registered securities under Section 12 of the Exchange Act.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve. Control, as defined under the Bank Holding Company Act and Federal Reserve regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve. Effective September 30, 2020, the Federal Reserve amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap and the scope of business relationships between the company and bank or bank holding company.

New Jersey Holding Company Regulation. As a bank holding company, SR Bancorp is also subject to the provisions of the New Jersey Banking Act of 1948, as amended, and the regulations of the NJDBI. New Jersey law establishes similar filing and prior approval requirements by the NJDBI for acquisitions of New Jersey chartered institutions.

Federal Securities Laws

SR Bancorp’s common stock is registered with the SEC. SR Bancorp, therefore, is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of shares of common stock issued in the stock offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of SR Bancorp may be resold without registration. Shares purchased by an affiliate of SR Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act. If SR Bancorp meets the current public information requirements of Rule 144, each affiliate that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of SR Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Emerging Growth Company Status. SR Bancorp qualifies as an “emerging growth company” under the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. An emerging growth company may also elect to use an extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SR Bancorp has in place policies, procedures and systems designed to comply with these regulations.

Federal Taxation

General. SR Bancorp and Somerset Savings Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to SR Bancorp and Somerset Savings Bank.

Method of Accounting. For federal income tax purposes, Somerset Savings Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2023, Somerset Savings Bank had no net operating loss carryovers at the federal level and $2.95 million in net operating loss carryovers at the state level.

Capital Loss Carryovers. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2023, Somerset Savings Bank had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Somerset Savings Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Somerset Savings Bank’s federal income tax returns and New Jersey State income tax returns have not been audited in the last three years.

State Taxation

New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which financial institutions and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The Corporation Business Tax rate is 9% on adjusted entire net income or on the portion allocable to New Jersey; the rate is 7.5% for all corporations with entire net income of $100,000 or less; and the rate is 6.5% for all corporations with entire net income of $50,000 or less. An alternative tax on apportioned capital, capped at $5.0 million for a tax year, is imposed to the extent that it exceeds the tax on apportioned income. The New Jersey alternative tax rate is 0.05% for 2019, 0.025% for 2020 and was completely phased out as of January 1, 2021. Qualified community banks and thrift institutions that maintain a qualified loan portfolio are entitled to a specially computed modification that reduces the income taxable to New Jersey.

Maryland State Taxation. As a Maryland business corporation, SR Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

Item 1A. Risk Factors.

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

Risks Related to the Merger

Somerset Savings Bank may be unable to effectively integrate Regal Bank’s operations.

The Merger involves the integration of Regal Bank into Somerset Savings Bank. The difficulties of integrating the operations of these two institutions include, among other things:

•
integrating personnel with diverse business backgrounds;

•
combining different corporate cultures; and

•
retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of SR Bancorp, Somerset Savings Bank, and Regal Bank and the loss of key personnel. The integration of Regal Bank will require the experience and expertise of certain key employees of Regal Bank who are expected to be retained by Somerset Savings Bank. However, there can be no assurances that Somerset Savings Bank will be successful in retaining these employees for the period necessary to successfully integrate Regal Bank’s operations. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger, along with Regal Bank’s integration, could have an adverse effect on the business and results of operations of Regal Bancorp and SR Bancorp.

We could potentially recognize goodwill impairment charges after the Merger and conversion.

Our merger with Regal Bancorp is accounted for using the purchase method of accounting. In accordance with applicable accounting principles, SR Bancorp estimated that, as a result of the Merger and based on pro forma financial data as of March 31, 2023, total intangible assets of $28.2 million, including goodwill totaling $19.4 million, would be recorded under Statement of Financial Accounting Standard No. 142 (“SFAS No. 142”). As a result, on a pro forma basis assuming the completion of the offering, goodwill will equal approximately 9.9% of the $195.2 million of pro forma consolidated total shareholders’ equity at June 30, 2023. Pursuant to the provisions of SFAS No. 142, SR Bancorp will annually review the fair value of its investment in Regal Bancorp to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in Regal Bancorp does not equal or exceed its carrying value, we will be required to record goodwill impairment charges, which may adversely affect our future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, e.g. adverse trends in interest rates and increased loan losses. If our banking franchise value declines after consummation of the conversion and the Merger, there may be goodwill impairment charges to operations, which would adversely affect our future earnings.

Unanticipated costs relating to the Merger could reduce SR Bancorp’s future earnings.

Somerset Savings Bank and SR Bancorp believe they have reasonably estimated the likely costs of integrating the operations of Regal Bancorp and Regal Bank and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees, professional expenses or unexpected future operating expenses, such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of SR Bancorp and/or Somerset Savings Bank after the Merger. If unexpected costs are incurred, the Merger could have a dilutive effect on SR Bancorp’s earnings. In other words, if the Merger is completed and SR Bancorp and/or Somerset Savings Bank incurs unexpected costs and expenses as a result of the Merger, SR Bancorp’s earnings could be less than anticipated.

Risks Related to Economic Conditions

A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing loans, which could adversely affect our operations, financial condition and earnings.

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:

•
demand for our products and services may decline;

•
loan delinquencies, problem assets and foreclosures may increase;

•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans; and

•
the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates in an effort to combat inflation. As discussed below under “—Risks Related to Interest Rates – Changes in interest rates or the shape of the yield curve may adversely affect our profitability and financial condition,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

An economic recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. If the national economy experiences a recession, which might include rising unemployment levels, declines in real estate values and/or an erosion in consumer confidence, the ability of our borrowers to repay their loans in accordance with their terms could be impaired. Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, negatively impacting our interest income and resulting in higher provisions for loan losses. An economic downturn could also result in reduced demand for credit, which would lessen our revenues.

The geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in our local market area.

Our loan portfolio is concentrated primarily in North Central New Jersey. This makes us vulnerable to a downturn in the local economy and real estate markets, although our local market area has not experienced any recent material declines in real estate value, nor have we experienced a material increase in the number of foreclosures during the preceding twelve months. Adverse conditions in the local economy such as unemployment, recession, a catastrophic event or other factors beyond our control could impact the ability of our borrowers to repay their loans, which could impact our net interest income. Decreases in local real estate values caused by economic conditions, changes in tax laws or other events could adversely affect the value of the property used as collateral for our loans, which could cause us to realize a loss in the event of a foreclosure. Further, deterioration in local economic conditions could increase our allowance for loan losses, which in turn could necessitate an increase in our provision for loan losses and a resulting reduction to our earnings and capital.

Risks Related to Interest Rates

Changes in interest rates or the shape of the yield curve may adversely affect our profitability and financial condition.

We derive our income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

In response to rising inflation, the Federal Reserve’s Federal Open Market Committee has significantly increased market interest rates, with the expectation of continued market interest rates increases. Our net interest spread and net interest margin may have decreased and may continue to decrease due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earnings assets. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This is exacerbated due to our historical focus on one- to four-family residential real estate loans, the substantial majority of which have fixed interest rates. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. For example, during the years ended June 30, 2023 and 2022, Somerset Savings Bank experienced an increase in certificates of deposits and a decrease in lower-cost savings accounts reflecting the decision of many depositors to take advantage of increased interest rates being paid on certificates of deposits. In addition, the estimated fair value of the available-for-sale debt securities portfolio may change depending on changes in interest rates, among other factors. Stockholders’ equity is increased or decreased by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, under the category of accumulated other comprehensive income (loss). During the year ended June 30, 2023, we incurred other comprehensive income of $3.9 million compared to other comprehensive loss of $3.8 million for the year ended June 30, 2022, related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio. Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. For example, an increase in interest rates generally results in decreased prepayments of loans and mortgage-backed securities, as borrowers are less likely to refinance their debt. Changes in market interest rates also impact the value of our interest-earning assets and interest-bearing liabilities. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income, which is a component of shareholders’ equity. Consequently, declines in the fair value of these instruments resulting from changes in market interest rates have, and may continue to, adversely affect shareholders’ equity.

Risks Related to Growth

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, and to expand the size of our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to invest in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology in introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

All of our loans are secured by real estate, and a downturn in the local real estate market could negatively impact our profitability.

At June 30, 2023, our entire total loan portfolio was secured by real estate, most of which is located in our primary lending market area of Hunterdon, Middlesex and Somerset Counties, New Jersey and surrounding areas. Future declines in real estate values in our primary lending markets and surrounding markets because of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for loan losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate and other types of lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our reliance on third parties to originate certain loans may negatively impact our financial results if such relationships are discontinued.

We purchase residential mortgage loans from third-party brokers. Such purchases represented $42.6 million, or 70.7%, of our residential mortgage loan purchases and originations for the year ended June 30, 2023. Similarly, Regal Bank relied on third-party brokers to refer to it multi-family real estate loans. Such referrals represented $8.8 million, or 34.2%, of Regal Bank’s multi-family loan originations for the year ended June 30, 2023. These third parties are used to supplement the originations made by in-house staff. In each case, we and Regal Bank separately underwrite each loan before it is either purchased or closed. Should these broker relationships be discontinued or we or Regal Bank are otherwise unable to use these companies in the future, our ability to originate residential mortgage loans or multi-family real estate loans may be disrupted unless and until we are able to find a suitable replacement or have the capability to originate such loans through our lending staff. If we have to add more staff, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending or multi-family residential lending operations are disrupted.

Because we intend to increase our multi-family and commercial real estate and commercial loan originations, our lending risk will increase.

Multi-family and commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of multi-family and commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Multi-family and commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Also, many multi-family and commercial real estate and commercial business borrowers can have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, may be more susceptible to fluctuation in value at default, and may be more difficult to realize upon enforcement of our remedies. As our multi-family and commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

The implementation of the Current Expected Credit Loss accounting standard could require us to increase our allowance for credit losses and may have a material adverse effect on our financial condition and results of operations.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 will be effective for our first fiscal year beginning after December 15, 2022 and will replace the current incurred loss model with an expected loss model. This standard, referred to as Current Expected Credit Loss, or "CECL" requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and certain other instruments, and recognize the expected credit losses as allowances for credit losses. The adoption of CECL may result in greater volatility in the level of the allowance for credit losses, depending on various factors and assumptions applied in the model, such as the forecasted economic conditions in the foreseeable future and loan payment behaviors. Any increase in the allowance for credit losses, or expenses incurred to determine the appropriate level of the allowance for credit losses, may have an adverse effect on our financial condition and results of operations.

Based on analyses performed utilizing existing exposures and forecasts of macroeconomic conditions at June 30, 2023, the adoption of ASU 2016-13 will result in a minimal change in our total allowance for credit losses. Upon adoption, any impact to the allowance for credit losses on loans as of July 1, 2023 will be reflected as an adjustment, net of tax, to retained earnings.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings and capital could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover probable and incurred losses inherent in our loan portfolio, which would require additions to our allowance, that could materially decrease our net income. Our allowance for credit losses was 0.31% of total loans at June 30, 2023.

CECL was effective for SR Bancorp on July 1, 2023. CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, bank regulators periodically review our allowance for credit losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for credit losses or recognize further loan charge-offs. An increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At June 30, 2023, we had $200,000 in non-performing assets, which was comprised entirely of non-performing loans and no other real estate owned. Non-performing assets adversely affect our net income in various ways:

•
we record interest income only on the cash basis or cost-recovery method for non-accrual loans and we do not record interest income for other real estate owned;

•
we must provide for probable loan losses through a current period charge to the provision for loan losses;

•
noninterest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•
there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees; and

•
the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our exclusive source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability. In this regard, total deposits decreased $18.2 million, or 3.5%, to $503.9 million at June 30, 2023 from $522.1 million at June 30, 2022. The decrease in deposits coupled with a desire to increase liquidity led Somerset Savings Bank to obtain a $20.0 million borrowing from the Federal Reserve Bank under the new Bank Term Funding Program to enhance liquidity and fund loan growth.

Risks Related to Competition

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have greater name recognition, market presence and substantially more resources that benefit them in attracting business, and offer certain services that we do not or cannot provide. Our smaller asset size also makes it more difficult to compete, as many of our competitors are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. For additional information see “Business of SR Bancorp and Somerset Savings Bank—Competition.”

The financial services industry could become even more competitive as a result of continuing legislative, regulatory and technological changes and continued industry consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many Competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services than we can as well as better pricing for those products and services.

Risks Related to COVID-19

The COVID-19 pandemic could continue to pose risks to our business, our results of operations and the future prospects of SR Bancorp.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of SR Bancorp, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and non-governmental authorities and consumers to the pandemic may have material long-term effects on SR Bancorp and its clients which are difficult to quantify in the near-term or long-term.

Risks Related to Operations and Security

We face significant operational risks because the nature of the financial services business involves a high volume of transactions.

We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of our internal control systems and compliance requirements. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes potential legal actions that could arise as a result of operational deficiencies or as a result of non-compliance with applicable regulatory standards, adverse business decisions or their implementation, or customer attrition due to potential negative publicity. In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and/or suffer damage to our reputation.

Cyber-attacks or other security breaches could adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Risks associated with system failures, interruptions, or breaches of security could negatively affect our earnings.

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.

In addition, we outsource a majority of our data processing to third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any system failures, interruptions, or breaches of security could damage our reputation and result in a loss of customers and business, subject us to additional regulatory scrutiny or expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

The cost of additional finance and accounting systems, procedures and controls to satisfy our new public company reporting requirements will increase our expenses.

As a result of the completion of the offering, we will become a public reporting company. The obligations of being a public company, including the substantial public reporting obligations, will require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting, starting with the second annual report that we would expect to file with the SEC. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

Risks Related to Regulatory Matters

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of Somerset Savings Bank rather than for the protection of our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for loan losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. As a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, we also will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

We are also a smaller reporting company, and even if we no longer qualify as an emerging growth company, any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors.

In addition to qualifying as an emerging growth company, SR Bancorp qualifies as a “smaller reporting company” under the federal securities laws. For as long as it continues to be a smaller reporting company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies that are not available to companies that are not smaller reporting companies, including, but not limited to, reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing this document as well as periodic reports we will be required to file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management is and will be required under applicable rules and regulations to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, the determination of our deferred income taxes, our fair value measurements, our determination of goodwill impairment, and our evaluation of our defined benefit pension plan obligations.

Risks Related to Our Common Stock

Our return on equity will be low following the stock offering. This could negatively affect the trading price of our shares of common stock.

Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of financial institutions. Our return on equity will be low until we are able to profitably leverage the additional capital we received from the offering. Our return on equity also will be negatively affected by added expenses associated with our new employee stock ownership plan and the stock-based benefit plan we intend to adopt sometime following the conversion and offering. Until we can increase our net interest income and noninterest income and leverage the capital raised in the offering, we expect our return on equity to be low, which may reduce the market price of our shares of common stock.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of SR Bancorp without our Board of Directors’ approval. Under regulations applicable to the conversion, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Taken as a whole, these statutory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

There may be a limited trading market in our shares of common stock, which would hinder your ability to sell our common stock and may lower the market price of our common stock.

We have never issued capital stock and there is no established market for our common stock. Our common stock began trading on the Nasdaq Capital Market under the symbol “SRBK” upon conclusion of the offering. The development of an active trading market depends on the existence of willing buyers and sellers, the presence of which is not within our control, or that of any market maker. The number of active buyers and sellers of the shares of common stock at any particular time may be limited. Under such circumstances, you could have difficulty selling your shares of common stock on short notice, and, therefore, you should not view the shares of common stock as a short-term investment. Purchasers of common stock in the offering should have long-term investment intent and should recognize that there will be a limited trading market in the common stock. This may make it difficult to sell the common stock and may have an adverse impact on the price at which the common stock can be sold.

Risks Related to the Somerset Regal Charitable Foundation

The contribution to the charitable foundation will dilute your ownership interest and adversely affect net income in fiscal 2024.

In connection with the offering, we established a new charitable foundation and contributed to it 452,758 shares of our common stock and $905,517 in cash. The contribution will have an adverse effect on our net income for the quarter and year in which we make the contribution. The after-tax expense of the contribution is expected to reduce net income for the year ended June 30, 2024 by approximately $4.1 million.

Our contribution to the charitable foundation may not be tax deductible, which could reduce our profits.

We may not have sufficient profits to be able to fully use the tax deduction from our contribution to the charitable foundation. Under the Internal Revenue Code, an entity is permitted to deduct up to 10% of its taxable income (generally income before federal income taxes and charitable contributions expense) in any one year for charitable contributions. Any contribution in excess of the 10% limit may be deducted for federal income tax purposes over each of the five years following the year in which the charitable contribution is made. Accordingly, a charitable contribution could, if necessary, be deducted over a six-year period and expires thereafter.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The following table sets forth certain information relating to our properties as of June 30, 2023. At June 30, 2023, we owned our main office and all of our branches.

Description and Address	Date Opened	Square Footage		Net Book Value at June 30, 2023
				(In thousands)
Main Office 220 West Union Avenue Bound Brook, New Jersey 08805	July 1, 1981	15,000	(1)	$902
Branch Offices Somerville Branch 64 West End Avenue Somerville, New Jersey 08876	December 1, 1965	3,100		188
Raritan Branch 802 Somerset Street Raritan, New Jersey 08869	May 1, 1968	1,800		187
Middlesex Branch 1305 Bound Brook Road Middlesex, New Jersey 08848	October 1, 1968	1,800		264
Whitehouse Branch 410 US Highway 22 Whitehouse Station, New Jersey 08888	November 1, 1971	1,800		475
Flemington Branch 141 Broad Street Flemington, New Jersey 08822	December 1, 1974	3,400		352
Manville Branch 41 South Main Street Manville, New Jersey 08835	July 31, 2006	4,900		642

____________

(1) Includes additional administrative office space at main office complex.

Item 3. Legal Proceedings.

Periodically, there have been various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The common stock of SR Bancorp, Inc. has been listed on The NASDAQ Capital Market under the symbol “SRBK” since September 20, 2023. At September 25, 2023, SR Bancorp, Inc. had 704 stockholders of record.

Use of Proceeds

The Bank completed its conversion and SR Bancorp, Inc. completed its initial public offering on September 19, 2023 through the sale of shares of its common stock, par value $0.01 per share, pursuant to a Registration Statement on Form S-1, as amended (Commission File No. 333-270489), as declared effective on July 13, 2023. The offering was completed on September 19, 2023 upon the sale of 9,055,172 shares of common stock at a price of $10.00 per share. The gross offering proceeds were $90.6 million and the net offering proceeds (after offering expenses) were $86.9 million. Of the net offering, $7.6 million was used to fund a loan for its newly formed employee stock ownership plan (which in turn used those funds to purchase 760,634 or 8.0% of the issued shares), $905,517 was used to fund the newly formed Somerset Regal Charitable Foundation, Inc., a charitable foundation and $43.4 million was down-streamed to the Bank as additional capital. The funds retained by SR Bancorp, Inc. were used to pay for a portion of the consideration for the acquisition of Regal Bancorp, Inc. Keefe, Bruyette & Woods, Inc. served as marketing agent for the offering.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The objective of this section is to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our results of operations and financial condition as of the dates presented. You should read this discussion in conjunction with the Somerset Savings Bank Consolidated Financial Statements and Notes to the Consolidated Financial Statements that appear at the end of this document. The financial information provided herein as of June 30, 2023 and June 30, 2022 is solely that of Somerset Savings Bank, SLA and its subsidiaries, unless indicated otherwise.

Stock Offering and Acquisition of Regal Bancorp, Inc. and Regal Bank

On July 25, 2022, SR Bancorp and Somerset Savings Bank entered into an Agreement and Plan of Merger, as amended on March 7, 2023 and July 10, 2023, pursuant to which SR Bancorp proposed to acquire Regal Bancorp, Inc., a New Jersey corporation and sole shareholder of Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey. The acquisition was completed on September 19, 2023 and each Regal Bancorp shareholder received $23.00 in cash for each share of Regal Bancorp common stock they owned, for an aggregate purchase price of $69.5 million. As part of the acquisition, Regal Bank merged into Somerset Savings Bank, with Somerset Savings Bank as the surviving entity operating under the name “Somerset Regal Bank.”

In addition, on September 19, 2023, SR Bancorp completed the stock offering of 9,055,172 shares of its common stock at a purchase price of $10.00 per share. The stock offering resulted in net proceeds of $86.9 million, of which $43.5 million was downstreamed to Somerset Regal Bank, as required by regulatory requirements. As part of its stock offering, the Company established the Somerset Regal Charitable Foundation and funded the foundation with 452,758 shares of SR Bancorp common stock and $906,000 in cash.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans.

As of September 19, 2023, Somerset Regal Bank is a New Jersey-chartered commercial bank that operates from 17 branches in Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey. Somerset Regal Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market. The acquisition of Regal Bancorp and its wholly owned subsidiary, Regal Bank, expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. At June 30, 2023, Somerset Savings Bank had total assets of $651.5 million, deposits of $503.9 million and total equity of $122.1 million. At June 30, 2023, Regal Bank had total assets of $461.8 million, deposits of $389.1 million and total equity of $51.5 million.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits. Changes in levels of interest rates affect our net interest income.

A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from service charges and fees related to deposit accounts and net gains in cash surrender value of bank-owned life insurance. In some years, we recognize income from the sale of securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged off, if any, are credited to the allowance for loan losses when realized.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, furniture and equipment expenses, advertising, FDIC insurance premiums, directors fees, professional fees, insurance, telephone, postage and supplies and other miscellaneous expenses.

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for retirement plans and other employee benefits including disability insurance and health insurance. Following the stock offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans.

Occupancy and equipment expenses and furniture and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of depreciation charges, furniture and equipment expenses, repair and maintenance costs, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter. Furniture and equipment also includes fees paid to third parties for use of their software and for processing customer information, deposits and loans.

Advertising includes most marketing expenses including multi-media advertising (public and in-branch), promotional events and materials, civic and sales focused memberships, and community support.

Federal deposit insurance premiums are payments we make to the FDIC for insurance of our deposit accounts.

Professional fees include legal, accounting, auditing, risk management and payroll processing expenses.

Insurance includes expenses for worker’s compensation, property and casualty insurance and professional insurance.

Other expenses include expenses for directors fees, office supplies, postage, telephone and other miscellaneous operating expenses.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this document.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we plan to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Management believes our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows: allowance for loan losses and the valuation of our deferred tax assets.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable and reasonably estimable incurred credit losses in the loan portfolio as of the balance sheet date. Loan losses are charged against the allowance when management believes the collectability of a loan balance is not probable. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required for all portfolio segments using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component of the allowance relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment. We have defined the population of impaired loans to generally be all non-accrual non-residential, multi-family, and construction and land loans, and troubled debt restructurings.

Troubled debt restructured loans are those loans whose terms have been modified such that a concession has been granted because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been classified a troubled debt restructuring, it continues to be considered a troubled debt restructuring and is individually evaluated for impairment until paid in full. For a cash flow dependent loan, we record an impairment charge equal to the difference between the present value of the estimated future cash flows under the restructured terms discounted at the loans original effective interest rate, and the original loan’s carrying amount. For a collateral dependent loan, we record an impairment when the current estimated fair value, net of estimated costs to sell when necessary, of the property that collateralizes the impaired loan is less than the recorded investment in the loan.

For all loan classes, the accrual of income on loans, including impaired loans, is generally discontinued when a loan becomes more than 90 days delinquent or when certain factors indicate reasonable doubt as to the ability of the borrower to meet contractual principal and/or interest obligations. Loans on which the accrual of income has been discontinued are designated as non-accrual loans. All previously accrued interest is reversed and income is recognized subsequently only in the period received, provided the remaining principal balance is deemed collectible. A non-accrual loan is not returned to an accrual status until principal and interest payments are brought current and factors indicating doubtful collection no longer exist.

Principal and interest payments received on non-accrual loans for which the remaining principal balance is not deemed collectible are applied as a reduction to principal and interest income is not recognized. If the principal balance on the loan is later deemed collectible and the loan is returned to accrual status, any interest payments that were applied to principal while on non-accrual are recorded as an unearned discount on the loan, classified as deferred fees, costs and discounts, and are recognized into interest income using the level-yield method over the remaining contractual life of the individual loan, adjusted for actual prepayments. The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current qualitative factors. The historical loss experience is a quantitative factor determined by portfolio segment and is based on our actual loss history. This actual loss experience is supplemented with other factors based on the risks present for each portfolio segment. These factors include consideration of the following:

•
Lending policies and procedures, including underwriting standards and collection, charge-off and recovery loans practices.

•
National, regional and local economic and business conditions as well as the condition of various market segments.

•
Nature and volume of the portfolio and terms of loans.

•
Volume and severity of past due, classified and non-accrual loans as well as other loan modifications.

•
Existence and effect of any concentrations of credit and changes in the level of such concentrations.

•
Effect of external factors, such as competition and legal and regulatory requirements.

•
Value of underlying collateral for collateral dependent loans.

•
The experience, ability, and depth of lending management and other relevant staff.

•
Quality of the institution’s loan review system.

The loan portfolio is categorized according to collateral type, loan purpose, lien position, or borrower type (i.e., commercial, consumer). The categories used include residential one-to-four family, multi-family, non-residential, construction and land, junior liens, and consumer and other.

Income Taxes: Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced by a valuation allowance for the amount of the deferred tax asset that is more likely than not to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

We recognize interest and/or penalties related to income tax matters in other operating expenses.

Business Strategy

The business strategy of the combined entity is to operate and grow a profitable community-oriented financial institution. Following completion of the conversion and related stock offering and the Merger on September 19, 2023, we plan to achieve this by:

Leveraging the residential lending expertise of Somerset Savings Bank and the commercial lending expertise of Regal Bank to pursue new opportunities to increase lending in our primary market area and expand our existing loan relationships. Prior to the Merger, Somerset Savings Bank’s principal business activity historically had been the origination of residential mortgage loans, which comprised 97.8% of its total loan portfolio at June 30, 2023. Prior to the Merger, Regal Bank’s principal business activity historically had been the origination of multi-family and commercial real estate loans, which comprised 94.5% of its total loan portfolio at June 30, 2023. Somerset Regal Bank will continue to provide products and services that meet the needs of the existing residential lending customers and be able to offer such products, services and expertise to the former Regal Bank customers throughout its newly-expanded market area. Additionally, Somerset Regal Bank will continue to provide products and services that meet the needs of Regal Bank’s existing commercial customers and be able to offer such products, services and expertise to the former Somerset Savings Bank customers and throughout its newly-expanded market area.

The opportunity for Somerset Savings Bank and Regal Bank to diversify their loan portfolios and leverage their lending expertise in new markets were primary factors for the Merger. Moreover, with the additional capital raised in the stock offering, we will be able to increase our loan originations in our market area, and originate loans with larger balances. Regal Bank’s legal lending limit was $9.1 million as of June 30, 2023 and Somerset Savings Bank’s legal lending limit was $18.3 million at June 30, 2023. While Somerset Regal Bank’s credit risk management policies will result in an internal loan to one borrower limit less than Somerset Regal Bank’s regulatory limit, the legal lending limit of Somerset Regal Bank will provide opportunities to expand a portion of the existing customer relationships that Somerset Savings Bank will acquire in its merger with Regal Bank.

We intend to leverage the SBA preferred lender expertise of Regal Bank to expand SBA lending activity in our market areas. SBA lending capabilities provide an opportunity to establish additional commercial account relationships and the potential to generate additional noninterest income related to the sale and servicing of the guaranteed portion of an SBA loan on the secondary market.

Continuing to use prudent underwriting practices to maintain the high quality of the Somerset Regal Bank loan portfolio. Somerset Savings Bank and Regal Bank each believed that maintaining high asset quality is a key to long-term financial success. Both companies sought to grow their respective loan portfolios while keeping non-performing assets to a minimum. Each of Somerset Savings Bank’s and Regal Bank’s strategy for credit risk management focused on having an experienced team of credit professionals, well-defined policies and procedures, appropriate and conservative loan underwriting criteria and active credit monitoring. At June 30, 2023, there were $200,000 of non-performing loans in Somerset Savings Bank’s loan portfolio and $337,000 of non-performing loans in Regal Bank’s loan portfolio. Although as a result of, and following the Merger, the resulting bank’s commercial loan portfolio increased, Somerset Regal Bank maintains the philosophy of managing large loan exposures through a prudent approach to lending.

Building profitable business and consumer relationships through enhanced product offerings and by continuing to provide superior customer service. We are a full-service financial services company offering our customers a broad range of loan and deposit products and services, including internet banking, which enables our customers to pay bills on-line, among other conveniences. Following the Merger, our commercial lending capacity has been significantly enhanced, which will allow us to seek to increase the commercial real estate and commercial business loans we originate and better serve the small businesses in our market area, which generally have higher fees and yields associated with them when compared to residential mortgages. Further, the Merger with Regal Bancorp will allow us to expand our commercial deposit accounts, which generally yield higher average balances than can be acquired from retail deposit relationships.

As a community-oriented financial institution, we emphasize providing superior customer service as a means to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the larger institutions that operate in our area but are headquartered elsewhere. Further, given our attractive market area, we believe we are well-positioned to increase our customer relationships without a proportional increase in overhead expense or operating risk.

Increasing transaction deposit accounts and deposit balances. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except for certificates of deposit). Core deposits represented 68.4% of our total deposits at June 30, 2023 compared to 72.5% of our total deposits at June 30, 2022. Going forward, we believe that Somerset Regal Bank will increase its core deposits by increasing its commercial lending activities and enhancing our relationships with its retail customers through our commitment to quality customer service along with the introduction of additional products and services, such as remote deposit capture and enhanced online business account services.

Continuing to leverage technology to maintain efficient operations and enhance customer service. We have historically focused on leveraging technology to maintain efficient operations and provide our customers with secure means to conduct business with Somerset Savings Bank outside of our traditional branch network. Customer facing applications include online banking and mobile banking with bill payment capabilities, mobile deposit and debit card control functionality. We have been a Zelle™ participant since 2019, which has allowed our customers the ability to send and receive real-time payments online and through mobile banking. Our online loan application platform affords customers the convenience of submitting a loan application online at their convenience. Internally we leverage technology to achieve internal efficiencies for tasks such as document preparation and retention, data analytics and call report preparation. We intend to build on this foundation and have plans to add, among other services, online deposit account opening for existing customers, tokenization (meaning the process of exchanging sensitive data with a less sensitive equivalent (or token), specifically Apply Pay©, Google Pay© and Samsung Pay©), and expanded business online banking capabilities including wire transfer origination and ACH origination services. These additional services are in various stages of implementation and we anticipate customer availability for most prior to the end of 2023. We believe our investment in technology allows us to remain competitive, effectively serve our customers and results in efficiencies which contribute to the maintenance of favorable operating expense.

Expanding our franchise through acquisitions (including our Merger with Regal Bancorp) and other possible transactions in our primary market area. The Merger was completed on September 19, 2023 and has created a larger deposit base and loan portfolio. The combined bank, with more than $1.0 billion in assets, will offer a fuller and broader array of financial products encompassing retail and commercial banking, real estate, consumer and commercial lending, than either Somerset Savings Bank or Regal Bank offered. We will continue to consider both organic growth as well as acquisition opportunities that may enhance the value of our franchise and yield potential financial benefits for our shareholders. The capital we raised in the stock offering will allow us the ability to explore further acquisitions, although we do not currently have any agreements or planned activity regarding any specific acquisition transaction.

Comparison of Financial Condition at June 30, 2023 and June 30, 2022

Total Assets. Total assets increased $2.9 million, or 0.4%, to $651.5 million at June 30, 2023 from $648.6 million at June 30, 2022. The increase was primarily the result of a $27.7 million increase in loans and a $7.1 million increase in cash and cash equivalents, offset in part by decreases of $21.7 million in securities held-to-maturity and $11.8 million in securities available-for-sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.1 million, or 20.1%, to $42.4 million at June 30, 2023 from $35.3 million at June 30, 2022 as Somerset Savings Bank borrowed $20.0 million from the Federal Reserve under the new Bank Term Funding Program, which was established in March 2023 to provide additional funding to eligible depository institutions. In light of the events in the banking industry that occurred earlier in the year and general economic conditions, we have increased our efforts to monitor deposit inflows and outflows and improved our liquidity position as a precaution. There have been no indications of a deposit run at our institution as our deposit base remains intact and our capital position remains strong.

Securities. Total securities (securities held for sale and held to maturity) decreased $33.5 million, or 13.9%, to $207.3 million at June 30, 2023 from $240.8 million at June 30, 2022. The decrease was due in part to the regular principal and interest payments on our securities portfolio as well as the sale of $4.5 million of securities.

Loans. Loans held for investment, net, increased $27.7 million, or 8.3%, to $362.3 million at June 30, 2023 from $334.6 million at June 30, 2022. Residential mortgage loans increased $27.9 million, or 8.6%, to $353.6 million at June 30, 2023 from $325.7 million at June 30, 2022 primarily due to an increase in loans purchased through our correspondent relationships.

Deposits. Deposits decreased $18.2 million, or 3.5%, to $503.9 million at June 30, 2023 from $522.1 million at June 30, 2022. NOW and money market accounts decreased $8.9 million, or 6.1%, to $137.5 million at June 30, 2023 from $146.4 million at June 30, 2022. Savings accounts decreased $21.9 million, or 11.6%, to $166.3 million at June 30, 2023 from $188.1 million at June 30, 2022. Noninterest-bearing deposits decreased $3.0 million, or 6.9%, to $40.7 million at June 30, 2023 from $43.7 million at June 30, 2022. Certificates of deposit increased $15.7 million, or 10.9%, to $159.5 million at June 30, 2023 from $143.8 million at June 30, 2022. The increase in certificates of deposit and the decrease in savings accounts reflected the decision of many depositors to take advantage of increased market rates being paid on certificates of deposit.

Borrowings. During the year ended June 30, 2023, we borrowed $20.0 million from the Federal Reserve under the new Bank Term Funding Program as a precautionary measure to provide for additional liquidity due to current market conditions. We had no borrowings at June 30, 2022.

Total Equity. Total equity increased $3.9 million, or 3.3%, to $122.1 million at June 30, 2023 from $118.2 million at June 30, 2022. The increase resulted from net income of $1.6 million for the year ended June 30, 2023, and a decrease of $2.3 million in accumulated other comprehensive loss.

Average Balances and Yields. The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects are immaterial. Average balances are calculated using month-end average balances, rather than daily average balances. We believe the use of month-end average balances is representative of our operations. Non-accrual loans are included in average balances only. Average yields include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees are immaterial.

	For the Year Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest	Yield/ Rate(1)	Average Outstanding Balance	Interest	Yield/ Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$352,070	$11,317	3.21%	$305,130	$9,302	3.05%
Securities	224,967	3,680	1.64%	258,215	4,003	1.55%
Other	30,786	1,122	3.64%	48,213	127	0.26%
Total interest-earning assets	607,823	16,119	2.65%	611,558	13,432	2.20%
Noninterest-earning assets	40,247			36,817
Total assets	$648,070			$648,375
Interest-bearing liabilities:
Savings and club accounts	$179,809	108	0.06%	$180,920	108	0.06%
Interest-bearing demand accounts	143,459	96	0.07%	141,886	88	0.06%
Certificates of deposit	148,501	1,979	1.33%	152,476	1,339	0.88%
Total interest-bearing deposits	471,769	2,183	0.46%	475,282	1,535	0.32%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other borrowings	5,110	245	4.79%	—	—	—
Total interest-bearing liabilities	476,879	2,428	0.51%	475,282	1,535	0.32%
Noninterest-bearing deposits	42,532			42,230
Other noninterest-bearing liabilities	11,388			9,546
Total liabilities	530,800			527,058
Equity	117,271			121,317
Total liabilities and equity	$648,070			$648,375
Net interest income		$13,691			$11,897
Net interest rate spread(1)			2.14%			1.87%
Net interest-earning assets(2)	$130,944			$136,276
Net interest margin(3)			3.00%			2.59%
Average interest-earning assets to interest-bearing liabilities	127.46%			128.67%

(1)
Annualized.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to both rate and volume that cannot be segregated have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Years Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,431	$584	$2,015
Securities	(515)	192	(323)
Other	(46)	1,041	995
Total interest-earning assets	870	1,817	2,687
Interest-bearing liabilities:
Savings and club accounts	8	—	8
Interest-bearing accounts	30	—	30
Certificates of deposit	(35)	645	610
Federal Home Loan Bank advances	—	—	—
Other borrowings	245	—	245
Total interest-bearing liabilities	248	645	893
Change in net interest income	$622	$1,172	$1,794

Comparison of Operating Results for the Years Ended June 30, 2023 and 2022

General. Net income decreased $318,000, or 17.0%, to $1.6 million for the year ended June 30, 2023 from $1.9 million for the year ended June 30, 2022. The decrease was caused by increases in interest expense and noninterest expense, offset in part by an increase in interest income.

Interest Income. Interest income increased $2.7 million, or 20.0%, to $16.1 million for the year ended June 30, 2023 from $13.4 million for the year ended June 30, 2022. The increase resulted primarily from an increase of $2.0 million, or 21.7%, in interest income on loans and an increase in the interest income of other assets of $995,000 to $1.1 million for the year ended June 30, 2023 from $127,000 for the year ended June 30, 2022, partially offset by a $323,000 decrease in interest income on securities. The average balance on loans increased $46.9 million, or 15.4%, to $352.1 million for the year ended June 30, 2023, compared to $305.1 million for the year ended June 30, 2022. In addition, the average yield on the loan portfolio increased 16 basis points to 3.21% for the year ended June 30, 2023 from 3.05% for the year ended June 30, 2022. The average balance on securities decreased $33.2 million, or 12.9%, to $225.0 million for the year ended June 30, 2023 from $258.2 million for the year ended June 30, 2022. This decrease was partially offset by an increase of nine basis points in the average yield of securities to 1.64% at June 30, 2023 from 1.55% at June 30, 2022. The increase in the interest income on other assets was due to a 338 basis point increase in the average yield of other assets to 3.64% for the year ended June 30, 2023 from 0.26% for the year ended June 30, 2022, offset in part by a $17.4 million, or 36.1%, decrease in the average balance of other assets from $48.2 million for the year ended June 30, 2022 to $30.8 million for the year ended June 30, 2023.

Interest Expense. Interest expense increased $893,000, or 58.2%, to $2.4 million for the year ended June 30, 2023 from $1.5 million for the year ended June 30, 2022. The increase in interest expense resulted from an increase in interest expense on deposits. The average rate we paid on certificates of deposit increased 45 basis points to 1.33% for the year ended June 30, 2023 from 0.88% for the year ended June 30, 2022 while the average balance of certificates of deposit decreased $4.0 million, or 2.6%, to $148.5 million for the year ended June 30, 2023 from $152.5 million for the year ended June 30, 2022. The average balance of interest-bearing demand deposits increased $1.6 million, or 1.1%, to $143.5 million for the year ended June 30, 2023 from $141.9 million for the year ended

June 30, 2022. The average balance of savings and club accounts decreased $1.1 million, or 0.6%, to $179.8 million for the year ended June 30, 2023 from $180.9 million for the year ended June 30, 2022.

Net Interest Income. Net interest income increased $1.8 million, or 15.1%, to $13.7 million for the year ended June 30, 2023 from $11.9 million for the year ended June 30, 2022. We had increases in our net interest rate spread of 27 basis points to 2.14% for the year ended June 30, 2023 from 1.87% for the year ended June 30, 2022, and increases in our net interest margin of 41 basis points to 3.00% for the year ended June 30, 2023 from 2.59% for the year ended June 30, 2022, offset in part by a decrease in our net interest-earning assets of $5.3 million, or 3.9%, to $131.0 million for the year ended June 30, 2023 from $136.3 million for the year ended June 30, 2022. The increases in our net interest rate spread and our net interest margin were primarily a result of the cost of interest-bearing liabilities increasing at a slower rate than the yield on interest-earning assets.

Provision for Loan Losses. We establish provisions for loan losses, which are charged to operations in order to maintain the allowance for loan losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for loan losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for loan losses and make provisions for loan losses on a monthly basis.

Based on our evaluation of the above factors, we did not record a provision for loan losses for either the year ended June 30, 2023 or the year ended June 30, 2022. The absence of a provision for loan losses reflects that we had no charge-offs for the year ended June 30, 2023 and $200,000 of non-performing loans and $145,000 of classified loans at June 30, 2023. Our allowance for loan losses as a percentage of total loans was 0.31% at June 30, 2023 compared to 0.33% at June 30, 2022, reflecting continued strong credit quality in our loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2023 and June 30, 2022.

Noninterest Income. Noninterest income was as follows:

	Years Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$667	$688	$(21)	(3.1)%
Increase in cash surrender value of bank-owned life insurance	651	622	29	4.7%
Fees and service charges on loans	21	21	—	—
Unrealized gain on equity securities	4	(8)	12	150.0%
Realized gain (loss) on sale of securities	(119)	—	(119)	—
Other	41	28	13	46.4%
Total noninterest income	$1,265	$1,351	$(86)	(6.4)%

Noninterest income decreased $86,000, or 6.4%, to $1.3 million for the year ended June 30, 2023 from $1.4 million for the year ended June 30, 2022, primarily as a result of the loss on the sale of securities of $119,000 for the year ended June 30, 2023 compared to no loss on the sale of securities for the year ended June 30, 2022.

Noninterest Expense. Noninterest expense was as follows:

	Years Ended June 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$7,787	$6,365	$1,422	22.3%
Occupancy	728	710	18	2.5%
Furniture and equipment	561	592	(31)	(5.2)%
Data processing	1,216	1,145	71	6.2%
Advertising	198	266	(68)	(25.6)%
Federal deposit insurance premiums	182	151	31	20.5%
Directors fees	327	297	30	10.1%
Professional fees	1,029	412	617	149.8%
Insurance	165	168	(3)	(1.8)%
Telephone, postage and supplies	316	323	(7)	(2.2)%
Other expenses	644	585	59	10.1%
Total noninterest expense	$13,153	$11,014	$2,139	19.4%

Noninterest expense increased $2.1 million, or 19.4%, to $13.2 million for the year ended June 30, 2023 from $11.0 million for the year ended June 30, 2022, primarily as a result of a $1.4 million, or 22.3%, increase in salaries and employee benefits and a $617,000, or 149.8%, increase in professional services primarily related to the acquisition of Regal Bancorp and Regal Bank. The increase in salaries and employee benefits represents annual merit adjustments and increased health care and pension plan costs.

Income Tax Expense. The provision for income taxes was $250,000 for the year ended June 30, 2023, compared to $363,000 for the year ended June 30, 2022. Our effective tax rate was 13.9% for the year ended June 30, 2023 compared to 16.2% for the year ended June 30, 2022. The lower effective tax rates for fiscal years 2023 and 2022 reflect lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Savings Bank’s subsidiary.

Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing target deposit accounts;
•
utilizing our investment securities portfolio as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity, which can create temporary valuation adjustments to equity in Accumulated Other Comprehensive Income; and
•
continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

By following these strategies, we believe that we are better positioned to react to increases and decreases in market interest rates.

We generally do not engage in hedging activities, such as engaging in futures or options, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Economic Value of Equity. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (economic value of equity “EVE”) would change in the event of a range of assumed changes in market interest rates. We measure potential change in our EVE through the use of a financial model. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current level of market interest rates, an EVE calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Basis Point Change in Interest Rates” column below.

The table below sets forth, as of June 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
		Estimated Increase (Decrease) in EVE
Change in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+400	$56,497	$(68,122)	(54.7)%
+300	71,392	(53,226)	(42.7)%
+200	91,564	(33,055)	(26.5)%
+100	110,355	(14,264)	(11.5)%
—	124,619	—	— %
-100	136,049	11,430	9.2%
-200	143,689	19,070	15.3%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 26.5% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 15.3% increase in EVE.

Change in Net Interest Income. The following table sets forth, as of June 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2023
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(Dollars in thousands)
+400	$11,278	$(3,194)	$12,915	$(4,226)
+300	12,075	(2,397)	13,991	(3,150)
+200	13,421	(1,051)	16,049	(1,092)
+100	14,754	282	17,495	354
—	14,472	—	17,141	—
-100	13,857	(615)	15,984	(1,157)
-200	13,170	(1,302)	14,634	(2,507)
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2023, after one year, we would have experienced an 7.3% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 9.0% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to collateralize borrowings in the wholesale markets or borrow advances from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At June 30, 2023, this ratio was 8.4%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2023. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2023, cash and cash equivalents totaled $42.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $36.1 million at June 30, 2023.

At June 30, 2023, we had $6.7 million in outstanding loan commitments and $23.7 million of unused lines of credit. Certificates of deposit due within one year of June 30, 2023 totaled $138.4 million, or 27.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after June 30, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the year ended June 30, 2023, we originated $17.7 million of loans and purchased $42.6 million of loans. We purchased $900,000 in securities classified as held to maturity and no securities classified as available for sale during the year ended June 30, 2023.

Financing activities consist primarily of activity in deposit accounts. We experienced a net decrease in total deposits of $18.2 million for the year ended June 30, 2023. The decrease for the year ended June 30, 2023 resulted primarily from a $21.9 million decrease in savings accounts offset in part by an increase in certificates of deposit of $15.7 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We have a $20.0 million borrowing with the Federal Reserve Bank under the Bank Term Funding Program at June 30, 2023. We had no outstanding borrowings at June 30, 2022.

Somerset Savings Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2023, Somerset Savings Bank exceeded all regulatory capital requirements. Somerset Savings Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 11 of the Notes to the Consolidated Financial Statements.

The net proceeds from the stock offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity will be adversely affected following the stock offering.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding material risk, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The Financial Statements are included beginning on page F-1 of this annual report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b)
Management’s Annual Report on Internal Control over Financial Reporting.

This annual report does not include a management report regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)
Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(d)
Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers of SR Bancorp and Somerset Savings Bank

The following table lists the individuals who are the current executive officers of SR Bancorp and Somerset Savings Bank, their ages as of June 30, 2023 and the positions they hold at Somerset Regal Bank.

Name	Age	Position
William P. Taylor	65	Chief Executive Officer
Christopher J. Pribula	58	President and Chief Operating Officer
David M. Orbach(1)	49	Executive Vice Chairman
Neil C. Viotto	53	Senior Vice President – Mortgage Lending
Harris M. Faqueri	41	Vice President and Chief Financial Officer

____________

(1) Mr. Orbach began serving as Executive Chairman of the Board of Directors of SR Bancorp and as Executive Vice Chairman of the Board of Directors of Somerset Regal Bank effective as of the closing of the Merger on September 19, 2023. William P. Taylor continues as Chief Executive Officer and Chairman of the Board of Directors of Somerset Regal Bank and serves as Chief Executive Officer and a director of SR Bancorp.

The executive officers of Somerset Savings Bank are, and the executive officers of Somerset Regal Bank will be, elected annually.

Directors of Somerset Savings Bank and SR Bancorp

Composition of our Board. SR Bancorp has nine directors. Directors serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Somerset Savings Bank are elected by SR Bancorp as its sole shareholder.

The following table states our current directors’ names, their ages as of June 30, 2023, and the years when they began serving as directors of Somerset Savings Bank and SR Bancorp and when their current term expires:

Name	Position(s) Held With Somerset Savings Bank	Age	Director Since	Current Term Expires
William P. Taylor	Chairman and Chief Executive Officer	65	2007	2025
Mary E. Davey	Director	74	1995	2024
Marc Lebovitz(1)	Director	53	2023	2025
Thomas Lupo(1)	Director	71	2023	2024
John W. Mooney	Director	73	2011	2024
David M. Orbach(1)	Executive Vice Chairman	49	2023	2026
Christopher J. Pribula	Director, President and Chief Operating Officer	58	2018	2026
James R. Silkensen	Director	78	2011	2024
Douglas M. Sonier	Director	73	1986	2025

____________

(1)
Messrs. Lebovitz, Lupo and Orbach became directors of Somerset Regal Bank and SR Bancorp effective as of the closing of the Merger on September 19, 2023. As of that date, Mr. Orbach began serving as Executive Chairman of the Board of Directors of SR Bancorp and as Executive Vice Chairman of the Board of Directors of Somerset Regal Bank. William P. Taylor continues as Chief Executive Officer and Chairman of the Board of Directors of Somerset Regal Bank and serves as Chief Executive Officer and a director of SR Bancorp. Christopher J. Pribula continues as President, Chief Operating Officer and a director of Somerset Regal Bank and SR Bancorp.

The Business Background of Our Directors and Executive Officers. The business experience for the past five years of each of our directors and executive officers is set forth below. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.

Directors

William P. Taylor has served as Chairman of the Board of Somerset Regal Bank, and its predecessor, Somerset Savings Bank, since 2018. Mr. Taylor has been Chief Executive Officer of Somerset Savings Bank since 2013 and prior to that, served as President since 2009. Mr. Taylor holds a Bachelor’s of Science degree from Wake Forest University in accounting. Mr. Taylor joined Somerset Savings Bank in 1983 as assistant vice president and controller. Mr. Taylor serves on the Board of the New Jersey Bankers Association and the Somerset County Business Partnership. Mr. Taylor’s extensive executive leadership and banking experience and knowledge of our market area enhances the breadth of experience of the Board of Directors.

Mary E. Davey has over 45 years of experience in upper management of non-profit organizations with responsibility for projects such as special needs housing, budget development and management, state and federal government grants, programmatic oversight and work with external auditors and outside funding bodies. Her profession includes membership in the National Association of Social Workers, Children’s Interagency Coordinating Council of Bergen County Executive Board and Chair of the Mental Health – Education Partnership/Subcommittee and a member of the Suicide Prevention and Education Committee for Bergen County and the Ridgewood Stigma-free Committee. Ms. Davey holds a Bachelor’s Degree in Sociology from Anna Maria College and a Master’s Degree in Social Work from Rutgers University. Ms. Davey is a civic leader with deep management and budgeting experience.

Marc Lebovitz is the owner and President of Romark Logistics, a full-service tech-focused logistics company offering innovative and customized supply chain solutions nationwide. He currently oversees the executive team responsible for strategic planning, financial management, operations, and business development. He also serves as a Principal of Woodmont Industrial Partners which owns and manages a portfolio of industrial properties. He graduated from Wagner College with a Bachelor of Science in Business Management and serves on numerous boards and committees within the real estate, education, leadership, and commercial business fields. Mr. Lebovitz’s extensive business and board experience provides the board of directors with valuable insight into business and operational matters.

Thomas Lupo is a retired banking professional with a career spanning over 50 years in bank management. He most recently served, since its inception in 2007, as President and Chief Executive Officer of Regal Bank, and also as President and Chief Executive Officer of Regal Bancorp since its inception, until the merger with Somerset Regal Bank and SR Bancorp in 2023. Mr. Lupo has held executive management positions at several community commercial banks and gained extensive experience in commercial lending, having served as Chief Lending Officer at several banks. Mr. Lupo received his BS degree in Accounting and Economics from Upsala College and his MBA in Bank Management from Fairleigh Dickinson University. He has served on numerous boards including, most recently, Bankers Cooperative Group and NJ Bankers. He also served as President of the Community Bankers Association of New Jersey. Mr. Lupo’s extensive commercial banking and lending experience provides a valuable resource to the Board of Directors.

John W. Mooney is a retired Specialty Chemical Executive with 35 years of experience, progressing through manufacturing, marketing, business development and general management. He received a BS in Chemical Engineering from Rutgers University and an MBA from Rider University. He spent 33 years with National Starch and Chemical Company including seven years in a general manager position with global P&L responsibility for an $80 million unit supplying specialty chemicals to the Personal Care industry in the U.S., Europe and Asia. He spent the last few years of his career as Vice President of Business Development. Mr. Mooney serves on two non-profit boards: (1) The Central Jersey Housing Resource Center, where he also spent eight years as President; and (2) the Samaritan Homeless Interim Program. Mr. Mooney’s business experience is of significant benefit to the Board of Directors.

David M. Orbach has served as Executive Chairman of the Board of Regal Bancorp since its formation and of Regal Bank since 2011. Mr. Orbach acted as the lead organizer in founding Regal Bank in 2007. Prior to joining Regal, from 2005 to 2011, Mr. Orbach was the Managing Partner and Founder of Gallant Funding, L.P., a private mezzanine and bridge lending company for commercial real estate in the New Jersey and New York regions. Before starting Gallant, he served as Vice President and General Counsel, as well as a Director and Corporate Secretary, of NorCrown Bank, a community bank based in Livingston, New Jersey. Prior to joining NorCrown, Mr. Orbach was an associate in the real estate department of the law firm of Pryor Cashman Sherman & Flynn LLP, located in New York City. Mr. Orbach is involved with numerous charitable and non-profit organizations and serves as a board member within several of these organizations. Mr. Orbach earned his B.A. in Economics from the City University of New York at Queens College and his J.D. from the Benjamin N. Cardozo School of Law. Mr. Orbach’s extensive banking experience and commercial real estate experience is of significant benefit to the Board of Directors.

Christopher J. Pribula has been President and Chief Operating Officer of Somerset Regal Bank, and its predecessor, Somerset Savings Bank, since 2019, having previously served as Executive Vice President and Chief Operating Officer beginning in 2013. Mr. Pribula worked in several community banks, including The Chatham Trust Company, West Jersey Community Bank, Prestige State Bank and Somerset Hills Bank, prior to joining Somerset Savings Bank in 2006 as Vice President – Operations Division Manager. Mr. Pribula serves on the Board of Raritan Valley Habitat for Humanity as Treasurer. Mr. Pribula is a graduate of Kean University with a degree in accounting. Mr. Pribula’s extensive banking and accounting experience provides expertise to the Board of Directors.

James R. Silkensen is a graduate of Pacific University and received an MBA from Oregon State University. Mr. Silkensen worked at the Federal Home Loan Bank Board for 12 years and at the New Jersey League of Community Bankers for 25 years, serving the last few years as President. Mr. Silkensen served as Co-President and Chief Executive Officer of the New Jersey Bankers Association for the last two years of his career. He has served in various volunteer leadership positions at the Cranford United Methodist Church and currently serves on the Board of Trustees of the Charitable Foundation of the New Jersey Bankers Association. Mr. Silkensen brings significant banking and regulatory experience to the Board of Directors.

Douglas M. Sonier is a graduate from Rider University with a BS in Accounting. He began his career with the accounting and advisory firm of WithumSmith+Brown where he was a partner for over 40 years and is currently an Emeritus Partner. His experience is primarily with privately held and not-for-profit businesses in the manufacturing, professional service, retail, and wholesale/distribution sectors. Mr. Sonier’s accounting experience benefits our Board of Directors in its oversight of audit and financial reporting matters.

Executive Officers of Somerset Regal Bank Who Are Not Also Directors

Neil C. Viotto has served as Senior Vice President, Mortgage Lending and CRA Officer since October 2022, having previously served as Vice President Mortgage Originations Manager from 2011-2021. Mr. Viotto had served as Senior Vice President Director of Residential and Consumer Lending at Peapack Gladstone Bank from May 2021 through October 2022 before returning to the Somerset Savings Bank. Mr. Viotto currently serves on the Land Use Board for the Town of Clinton since November 2015. Mr. Viotto is a graduate of Kean University with a degree in Accounting.

Harris M. Faqueri has served as Vice President/Chief Financial Officer since March 2021. Mr. Faqueri served as Vice President, Accounting at Investors Bank, Short Hills, New Jersey where he was responsible for the management and oversight of various accounting and reporting functions, including facets of financial reporting and compliance. Mr. Faqueri is a graduate of Rutgers University with a Bachelor’s degree in Economics and an MBA in Professional Accounting. He currently serves as the Treasurer on the board of the Central Jersey Housing Resource Center.

Audit Committee

SR Bancorp maintains an Audit Committee the members of which are Douglas M. Sonier (Chair), Mary Davey, Marc Lebovitz, John W. Mooney and James R. Silkensen. The Board of Directors believes that Mr. Sonier qualifies as an “audit committee financial expert” as such term is defined by the rules and regulations of the Securities and Exchange Commission.

Code of Ethics

SR Bancorp has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.

A copy of the Code of Ethics for Senior Officers is available to shareholders on the “Investor Relations” portion of the Bank’s website of www.somersetsavingsbank.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following information is furnished for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) whose total compensation exceeded $100,000 for the fiscal year ended June 30, 2023. These individuals are sometimes referred to in this document as the “named executive officers.”

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation	All Other Compensation(1)	Total
William P. Taylor	2023	$453,400	$115,000	$93,070	$661,470
Chief Executive Officer	2022	$371,700	$22,152	$95,782	$489,634
Christopher J. Pribula	2023	$393,308	$80,000	$188,639	$661,947
President and Chief Operating Officer	2022	$303,000	$17,580	$53,658	$374,238
Harris M. Faqueri	2023	$175,446	$19,000	$5,263	$199,709
Vice President and Chief Financial Officer	2022	$148,385	$6,623	$3,321	$158,329

____________

(1)
The compensation represented by the amounts for 2023 set forth in the “All Other Compensation” column for the Named Executive Officers is detailed in the following table.

	401(k) Plan Employer Contributions	Automobile Allowance	Supplemental Retirement Plan(2)	Total All Other Compensation
William P. Taylor	$10,437	$9,833	$72,800	$93,070
Christopher J. Pribula	$10,455	$7,484	$170,700	$188,639
Harris M. Faqueri	$5,263	$—	$—	$5,263

_______________

(2)
Represents the contribution made to the Supplemental Executive Retirement Plan for the benefit of Messrs. Taylor and Pribula.

Employment Agreements. Somerset Regal Bank has entered into employment agreements with Messrs. Taylor and Pribula, which become effective as of the effective date of the mutual-to-stock conversion. The term of the employment agreement with Mr. Taylor will begin as of the effective date of the conversion and end on the third anniversary of that date. Upon notice to Mr. Taylor of at least 30 days prior to the expiration of the term of the agreement, Somerset Regal Bank may extend the term of the agreement for an additional twelve months. The initial term of the employment agreement with Mr. Pribula will begin as of the effective date of the conversion and end on the third anniversary of that date. Commencing on the first anniversary of the effective date of the agreement with Mr. Pribula and on each anniversary date thereafter, the term of the agreement will extend automatically for one additional year, so that the remaining term is again three years, unless either Somerset Regal Bank or Mr. Pribula gives notice to the other party of non-renewal. If either party provides a notice of non-renewal, the term will become fixed at that time and expire at the end of the then current term. Notwithstanding the foregoing, in the event SR Bancorp or Somerset Regal Bank enters into a transaction that would constitute a change in control, as defined under the employment agreements, the term of the agreements would automatically extend so that they would expire no less than two years following the effective date of the change in control.

The employment agreements specify the base salaries of Messrs. Taylor and Pribula, which initially will be $460,000 and $400,000, respectively. The Board of Directors or the Compensation Committee of the Board of Directors of Somerset Regal Bank may increase, but not decrease, the executives’ base salaries. In addition to base salary, the agreements provide that each executive will participate in any bonus plan or arrangement of Somerset Regal Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Board of Directors or the Compensation Committee. Somerset Regal Bank will provide a target cash bonus opportunity for Mr. Taylor of at least 25% of his base salary and for Mr. Pribula of at least 20% of his base salary. Each executive is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Somerset Regal Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties for Somerset Regal Bank. Somerset Regal Bank will also provide each executive with the use of an automobile and reimburse the executive for automobile-related expenses.

Somerset Regal Bank may terminate the executives’ employment, or the executives may resign from their employment, at any time with or without good reason. Under the employment agreements, in the event Somerset Regal Bank terminates an executive’s employment without cause or the executive voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Somerset Regal Bank will pay the executive a severance payment equal to the greater of (i) the remaining base salary and total annual bonus opportunity (based on the highest annual bonus earned during the three most recent calendar years prior to his date of termination) he would have received during the remaining term of the employment agreement or (ii) two time the sum of the executive’s base salary and the average annual incentive bonus paid to the executive for the three most recently completed calendar years prior to the date of termination. In addition, the executives will be reimbursed for their monthly COBRA premium payments for up to 18 months.

If a qualifying termination event occurs at or within two years following a change in control of SR Bancorp or Somerset Regal Bank (or Somerset Regal Bank), the executive would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of (i) his base salary in effect as of the date of termination (or during the three preceding years, if higher) and (ii) and average annual total incentive bonus earned by the executive for the three most recently completed calendar years prior to the change in control (or, if greater, the annual total incentive bonus that would have been earned in the year of the change in control at target bonus opportunity). In addition, the executive would receive a lump sum payment equal to the value of 36 month’s health care cost (based on COBRA premium payments).

For purposes of the employment agreements, the term “good reason” includes (i) a material reduction in the executive’s base salary and/or aggregate incentive compensation opportunities (unless the reduction is part of a non-discriminatory reduction applicable to all executive officers), (ii) a material reduction in the executive’s authority, duties or responsibilities, (iii) the failure to re-appoint the executive to his executive position or the failure to nominate and recommend the election of the executive to the Board of Directors of SR Bancorp or to appoint or nominate and elect the executive to the Board of Directors of Somerset Regal Bank, (iv) a relocation of the executive’s principal place of employment by more than twenty miles or (v) a material breach of the employment agreement by the Bank.

The employment agreements terminate upon the executive’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), the executive will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in his or her employment agreement.

The non-competition and non-solicitation covenants apply following a change in control for a period mutually to be agreed to by the parties, which will be no less than six months nor exceed two years. In the event payments and benefits provided to the executive become subject to Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), and after considering the value of the non-competition and non-solicitation covenants, the payments will be reduced if the reduction would leave the executive financially better off on an after-tax basis than if the executive received the entire payment and was obligated to pay the excise tax under Section 4999 of the Code.

In addition, David M. Orbach entered into a new employment agreement with Somerset Regal Bank, effective as of the effective date of the Merger between Regal Bancorp and SR Bancorp. The employment agreement has a three-year term. Commencing on the first anniversary of the agreement and on each anniversary thereafter, the agreement will automatically renew for an additional year, so that the remaining term will again be three years, unless either party gives notice of non-renewal to the other, in which case the agreement will terminate at the end of the then current term. Notwithstanding the foregoing, if SR Bancorp or Somerset Regal Bank enters into a transaction that would constitute a change in control, as defined under the employment agreement, the term of the agreement would automatically extend so that it would expire no less than two years following the effective date of the change in control.

During the term of the agreement, Mr. Orbach will serve as Executive Chairman of SR Bancorp and Executive Vice Chairman of Somerset Regal Bank. The initial base salary under the agreement is $375,000. The Board of Directors or the Compensation Committee of the Board of Directors of Somerset Regal Bank may increase, but not decrease, Mr. Orbach’s base salary. In addition to base salary, the agreement provides that Mr. Orbach will participate in any bonus plan or arrangement of Somerset Regal Bank in which senior management is eligible to participate and/or may receive a bonus on a discretionary basis, as determined by the Board of Directors or the Compensation Committee of the Board of Directors. Somerset Regal Bank will provide a target cash bonus opportunity for Mr. Orbach of at least 20% of his base salary. Mr. Orbach is also entitled to participate in all employee benefit plans, arrangements and perquisites offered to employees and officers of Somerset Regal Bank and the reimbursement of reasonable travel and other business expenses incurred in the performance of his duties for Somerset Regal Bank. Somerset Regal Bank will also provide him with the use of an automobile and reimburse him for automobile-related expenses.

Somerset Regal Bank may terminate Mr. Orbach’s employment, or Mr. Orbach may resign from his employment, at any time with or without good reason. Under the employment agreement, if Somerset Regal Bank terminates Mr. Orbach’s employment without cause or Mr. Orbach voluntary resigns for “good reason” (i.e., a “qualifying termination event”), Somerset Regal Bank will pay him a severance payment equal to the greater of (1) the remaining base salary and total annual bonus opportunity (based on the highest annual bonus earned during the three most recent calendar years before his date of termination) he would have received during the remaining term of the employment agreement or (2) two times the sum of his base salary and the average annual incentive bonus paid to him for the three most recently completed calendar years before the date of termination. In addition, he will be reimbursed for his monthly COBRA premium payments for up to 18 months.

If a qualifying termination event occurs at or within two years following a change in control of SR Bancorp or Somerset Regal Bank, Mr. Orbach would be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to three times the sum of (1) his base salary in effect as of the date of termination (or during the three preceding years, if higher) and (2) and average annual total incentive bonus earned by him for the three most recently completed calendar years before the change in control (or, if greater, the annual total incentive bonus that would have been earned in the year of the change in control at target bonus opportunity). In addition, he will receive a lump sum payment equal to the value of 36 months’ health care cost (based on COBRA premium payments).

For purposes of the employment agreement, the term “good reason” generally includes: (1) a material reduction in Mr. Orbach’s base salary and/or aggregate incentive compensation opportunities under Somerset Regal Bank’s annual and long-term incentive plans or programs, as applicable; (2) a material reduction in Mr. Orbach’s authority, duties or responsibilities; (3) the failure to re-appoint Mr. Orbach to his executive position or to nominate and recommend his election to SR Bancorp’s Board of Directors or to appoint or nominate and elect him to the Somerset Regal Bank’s Board of Directors; (4) a relocation of his principal place of employment by more than 20 miles from his primary place of business; or (5) a material breach of the employment agreement.

The employment agreement terminates upon Mr. Orbach’s death or disability. Upon termination of employment (other than a termination in connection with a change in control), Mr. Orbach will be required to adhere to one-year non-competition and non-solicitation restrictions set forth in the employment agreement.

The non-competition and non-solicitation covenants apply following a change in control for a period mutually to be agreed to by the parties, which will be no less than six months nor exceed two years. If payments and benefits provided to Mr. Orbach becomes subject to Sections 280G and 4999 of the Internal Revenue Code, and after considering the value of the non-competition and non-solicitation covenants, the payments will be reduced if the reduction would leave him financially better off on an after-tax basis than if he received the entire payment and was obligated to pay the excise tax under Section 4999 of the Internal Revenue Code.

Bonus Policy. The independent members of the Board of Directors of Somerset Regal Bank annually approve discretionary employee bonuses pursuant to a written bonus policy. The Board of Directors recognizes that the net income of Somerset Regal Bank is tied to employee contributions and has developed the policy to reflect the contributions of employees. The guidelines are based on the return on assets of Somerset Regal Bank, which are verified by an independent accounting firm, and, for senior executive officers, the bonus amounts may range from 4% to 14% of the executive’s base salary. The Board of Directors may also take into consideration other factors, such as asset quality, liquidity, expense controls and personnel issues in determining the amount of a bonus award. It is anticipated that the bonus policy will be re-evaluated by the Board of Directors of SR Bancorp and Somerset Regal Bank upon completion of the Merger.

Deferred Compensation Plan. Somerset Regal Bank sponsors the Somerset Regal Bank, SLA Deferred Compensation Plan (the “Deferred Compensation Plan”) for the benefit of certain employees (including the Named Executive Officers) and directors. Both Messrs. Taylor and Pribula participate in the Deferred Compensation Plan. Participants in the Deferred Compensation Plan are eligible to defer the receipt of a portion of their compensation each year. At least semi-annually, Somerset Regal Bank credits each participant’s account under the Deferred Compensation Plan with earnings equal to the greater of (i) the highest certificate of deposit rate in effect on each June 30 and December 31 or (ii) the weighted average cost of all deposits of the Bank as of June 30 and December 31. Benefits under the Deferred Compensation Plan are paid to participants within 60 days of the earlier of the participants’ separation from service, death or disability or a fixed date elected by the participant. Distributions are normally made in equal quarterly installments over 10 years, unless the participant elects an available alternative method of distribution. Distributions upon a participant’s death are paid in a lump sum, unless the participant has already begun receiving benefits under the plan, in which case the payments will continue to be made to the participant’s beneficiary at the same time they would have been paid to the participant. Upon a participant’s disability, all benefits (or remaining benefits) will be paid to the participant in a lump sum. A participant may also take earlier distributions in the event of certain unforeseeable emergencies. Participants must make any elections regarding the time and form of distributions at the time they elect to defer compensation under the Deferred Compensation Plan and can only modify those elections in accordance with the terms of the plan.

Supplemental Executive Retirement Plan. Somerset Regal Bank sponsors the Somerset Regal Bank Supplemental Executive Retirement Plan (the “Supplemental Plan”) for certain employees, including Messrs. Taylor and Pribula. Under the Supplemental Plan, on each May 1, Somerset Regal Bank will credit to each participant’s account under the plan an amount equal to a “designated percentage” of the participant’s compensation for the year. Somerset Regal Bank determines the “designated percentage” each year based on calculations provided by their benefits consultant. However, the “designated percentage” is intended to replace the benefits the participant may not receive under the Pension Plan as a result of the limit on compensation that may be considered for purposes of tax-qualified plan, which for 2023 is $330,000. At least semi-annually, Somerset Regal Bank credits each participant’s account under the Supplemental Plan with earnings equal to the greater of (i) the highest certificate of deposit rate in effect on each May 1 and November 1 or (ii) the weighted average cost of all deposits of the Bank as of May 1 and November 1. Benefits are normally distributed under the Supplemental Plan in quarterly installments over five years within 90 days following the participant’s separation from service or disability. Alternatively, participants may elect (at the time of becoming eligible to participate in the plan) that benefits be distributed in either quarterly installments over 10 years or in a lump sum. Upon a participant’s death prior to the participant’s separation from service or disability, benefits will be distributed over five years with 90 days following the participants’ death, unless the participant has elected a lump sum payment. A participant may also take earlier distributions in the event of certain unforeseeable emergencies. In connection with the freezing of the Pension Plan (see “—Pension Plan” below) and the implementation of the ESOP, Somerset Regal Bank is exploring appropriate changes to the Supplemental Plan.

401(k) Plan. Somerset Regal Bank maintains the Somerset Savings Bank, SLA Savings and Investment Plan, a tax-qualified defined contribution plan for eligible employees (the “401(k) Plan”). The named executive officers are eligible to participate in the 401(k) Plan on the same terms as other eligible employees of Somerset Regal Bank. Eligible employees who are at least 21 years of age become participants in the 401(k) Plan after they have been employed for six consecutive months.

Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, between 2% and 100% of their eligible compensation. For 2023, the salary deferral contribution limit is $22,500, provided, however, that a participant over age 50 may contribute an additional $7,500 to the 401(k) Plan for a total of $30,000. In addition to salary deferral contributions, Somerset Regal Bank makes contributions equal to 3% of the participant’s plan compensation. A participant is immediately 100% vested in his or her salary deferral contributions and employer contributions.

Somerset Regal Bank intends to allow participants in the 401(k) plan to use up to 50% of their account balances in the 401(k) Plan to subscribe for stock in the offering. The expense recognized in connection with the 401(k) Plan totaled $124,294 for the fiscal year ended June 30, 2023.

Pension Plan. Somerset Regal Bank sponsors the Somerset Savings Bank, SLA Pension Plan (the “Pension Plan”). The named executive officers are eligible to participant in the Pension Plan on the same basis as other eligible employees of Somerset Regal Bank. Employees become participants in the plan on the May 1 following the attainment of age 20-1/2 and the completion of one year of service. The normal annual retirement benefit (after attaining age 65) under the Pension Plan equals 1.54% of the participant’s average compensation (as defined in the plan) up to the participant’s “covered compensation” (i.e., the amount of compensation that may be taxed each year for purposes of social security) plus 2% of the participant’s compensation in excess of his or her covered compensation, multiplied by the participant’s years of credit service (up to a maximum of 27 years). The early retirement benefit (generally available after a participant has attained age 55 and completed 15 years of service) payable under the Pension Plan upon a participant’s termination of employment prior to his or her normal retirement age equals the normal retirement benefit reduced by 3-1/3% for each year between ages 55 and 57 and 6-2/3% for each year between ages 57 and 62. Participants vest in their retirement benefits under the Pension Plan after earning five years of credited service after age 18. The expense recognized in connection with the Pension Plan totaled $900,432 for the fiscal year ended June 30, 2023. Somerset Regal Bank has taken steps to freeze the Pension Plan with respect to participation and benefit accounts effective as of April 30, 2023.

Employee Stock Ownership Plan. In connection with the conversion, Somerset Regal Bank adopted an employee stock ownership plan (or “ESOP”) for eligible employees. The named executive officers will be eligible to participate in the ESOP on the same terms as other eligible employees. Eligible employees will begin participation in the ESOP on the later of the effective date of the conversion or upon the first entry date commencing on or after the eligible employee’s completion of six months of service and attainment of age 21.

The ESOP trustee purchased, on behalf of the ESOP, 8.0% of the total number of shares of SR Bancorp, Inc. common stock sold in the conversion and contributed to the charitable foundation. The ESOP funded its stock purchase with a loan from SR Bancorp, Inc. equal to the aggregate purchase price of the common stock. The trustee will repay the loan principally through contributions to the ESOP by Somerset Regal Bank and any dividends payable on common stock held by the ESOP over the anticipated 20-year term of the loan. The interest rate for the ESOP loan is equal to the prime rate, as published in The Wall Street Journal, on the closing date of the offering.

The trustee will hold the shares purchased by the ESOP in an unallocated suspense account, and shares will be released from the suspense account on a pro-rata basis as the trustee repays the loan. The trustee will allocate the shares released among participants’ accounts based on each participant’s proportional share of compensation relative to all participants. A participant will vest in his or her account balance based on his or her years of service with the bank, at the rate of 25% per year after two years of service, so that the participant will be 100% vested after completing five years of service. Participants who were employed by Somerset Regal Bank immediately prior to the closing of the offering will receive credit for vesting purposes for years of service prior to adoption of the ESOP. Participants also will automatically become fully vested upon attainment of their normal retirement age (age 65), death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon terminating employment in accordance with the terms of the plan document. The ESOP reallocates any unvested shares forfeited upon a participant’s termination of employment among the remaining participants.

The ESOP will permit participants to direct the trustee as to how to vote the shares of common stock allocated to their accounts. The trustee will vote unallocated shares and allocated shares for which participants do not timely provide instructions on any matter in the same ratio as those shares for which participants provide timely instructions, subject to fulfillment of the trustee’s fiduciary responsibilities.

Under applicable accounting requirements, Somerset Regal Bank will record a compensation expense for the ESOP at the fair market value of the shares as they are committed to be released from the unallocated suspense account, which may be more or less than the original issue price. The compensation expense resulting from the release of the common stock from the suspense account and allocation to the accounts of plan participants will result in a corresponding reduction in the earnings of SR Bancorp, Inc.

Directors’ Compensation

The following table sets forth for the year ended June 30, 2023, certain information as to the total remuneration we paid to our non-employee directors.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Mary E. Davey	76,550	—	76,550
John W. Mooney	76,550	—	76,550
James R. Silkensen	76,550	—	76,550
Douglas M. Sonier	79,550	—	79,550

Director Fees. Directors of Somerset Savings Bank receive a per meeting fee of $4,200 and a per committee meeting fee of $750. The chairman of the Audit Committee receives an additional $200 per month.

Each individual who serves as a director of Somerset Savings Bank also serves as a director of SR Bancorp, Inc. Initially, each director will receive director fees only in his or her capacity as a director of Somerset Savings Bank. Following the completion of the conversion and related stock offering, SR Bancorp, Inc. may also determine to pay director fees but has not determined to do so at this time.

Deferred Compensation Plan. Directors are eligible to defer a portion of their board compensation under the Deferred Compensation Plan, as described above. For the year ended June 30, 2023, Ms. Davey elected to defer a portion of her board compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership

The following table provides information as of September 28, 2023 about the beneficial owners known to SR Bancorp that own more than 5% of our outstanding common stock and the shares of common stock beneficially owned by each director, by each named executive officer and by all directors and executive officers as a group. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

	Number of Shares Owned		Percent of Common Stock Outstanding(1)
Directors:
Mary E. Davey	8,700		*
Marc Lebovitz	—		—
Thomas Lupo	—		—
John W. Mooney	10,000		*
David M. Orbach	—		—
Christopher J. Pribula	26,500	(2)	*
James W. Silkensen	10,000		*
Douglas M. Sonier	25,000		*
William P. Taylor	30,000	(3)	*
Named Executive Officer Who Is Not A Director:
Harris M. Faqueri	10,000		*
All directors and executive officers as a group (11 persons)	130,600		1.37%

* Less than 1%.

(1)
Based on 9,507,930 shares outstanding as of September 28, 2023.
(2)
Includes 1,000 shares held by his spouse and 500 shares held by his children.
(3)
Includes 5,000 shares held by his parent.

Equity Compensation Plans

SR Bancorp did not have any equity compensation plans at June 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board Independence

The Board of Directors has determined that each of our directors, other than Messrs. Orbach, Taylor and Pribula, would be considered independent under the Nasdaq Stock Market corporate governance listing standards. In determining the independence of our directors, the Board of Directors considered relationships between Somerset Savings Bank and our directors that are not required to be reported under “Executive Compensation—Transactions With Certain Persons,” consisting of deposit accounts that our directors maintain at Somerset Savings Bank.

Transactions with Certain Persons

Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as Somerset Regal Bank, to their executive officers and directors in compliance with federal banking regulations. Somerset Regal Bank had no outstanding loans or extensions of credit to its executive officers and directors, and members of their immediate families, at June 30, 2023. Somerset Regal Bank has a policy that no extension of credit will be granted to its directors, officers or employees on terms more favorable than to those available to the general public. For information about restrictions on our ability to make loans to insiders, see “Regulation and Supervision—Federal Bank Regulation—Transactions with Affiliates and Loans to Insiders.”

In accordance with the listing standards of the Nasdaq Stock Market, any transactions that would be required to be reported under this section of this document must be reviewed by our audit committee or another independent body of the Board of Directors. In addition, any transaction with a director is reviewed by and subject to approval of the members of the Board of Directors who are not directly involved in the transaction to confirm that the transaction is on terms that are no less favorable as those that would be available to us from an unrelated party through an arms’ length transaction.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The following table sets forth the fees that Baker Tilly US, LLP billed to Somerset Savings Bank for the years ended June 30, 2023 and 2022.

	2023	2022
Audit Fees(1)	$180,015	$172,230
Audit-Related Fees(2)	366,030	114,095
Tax Fees	—	—
All Other Fees	—	—
(1)
Consists of fees for the audits of Somerset Savings Bank’s financial statements, and for services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)
Includes fees related to the initial public offering and audits of employee benefit plans.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm. The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. This approval process ensures that the firm does not provide any non-audit services to us prohibited by law or regulation.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Schedules:

The Consolidated Financial Statements of Somerset Savings Bank, SLA and Subsidiaries beginning on page F-1 of this Form 10-K for the year ended June 30, 2023 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2023 Annual Report.

(b)
Exhibits

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger, and Amendment thereto, By and Among SR Bancorp, Inc., Somerset Savings Bank, SLA, Regal Bancorp, Inc., and Regal Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023)
3.2	Amended and Restated Bylaws of SR Bancorp, Inc.*
4.0	Form of Common Stock Certificate of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
10.1

Employment Agreement, dated July 25, 2022, by and between Somerset Savings Bank, SLA and William P. Taylor (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.2

Employment Agreement, dated July 25, 2022, by and between Somerset Savings Bank, SLA and Christopher J. Pribula (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.3

Employment Agreement, dated July 25, 2022, by and between Somerset Savings Bank, SLA and David Orbach (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.4

Somerset Savings Bank Supplemental Executive Retirement Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.5	Somerset Savings Bank, SLA Deferred Compensation Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
21.0	Subsidiaries*
23.0	Consent of Baker Tilly US, LLP*
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SR Bancorp, Inc.

Date: September 28, 2023	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. Taylor	Director and Chief Executive Officer (Principal Executive Officer)	September 28, 2023
William P. Taylor

/s/ Harris M. Faqueri	Chief Financial Officer (Principal Financial and Accounting Officer)	September 28, 2023
Harris M. Faqueri

/s/ Christopher J. Pribula	Director, President and Chief Operating Officer	September 28, 2023
Christopher J. Pribula

/s/ David M. Orbach	Director (Executive Chairman)	September 28, 2023
David M. Orbach

/s/ Douglas M. Sonier	Director	September 28, 2023
Douglas M. Sonier

/s/ John W. Mooney	Director	September 28, 2023
John W. Mooney

/s/ James R. Silkensen	Director	September 28, 2023
James R. Silkensen

/s/ Mary E. Davey	Director	September 28, 2023
Mary E. Davey

/s/ Thomas Lupo	Director	September 28, 2023
Thomas Lupo

/s/ Marc Lebovitz	Director	September 28, 2023
Marc Lebovitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stakeholders and the Board of Directors of Somerset Savings Bank, S.L.A. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Somerset Savings Bank, S.L.A. and Subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

We have not been able to determine the specific year that we began serving as the Company’s auditor; however, we are aware that we have served as the Company’s auditor since at least 1994.

Iselin, New Jersey

September 28, 2023

Somerset Savings Bank, SLA and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2023 and 2022

(Dollars in thousands)

	June 30,
	2023	2022

Assets
Cash and due from banks	$8,657	$7,557
Interest-bearing deposits at other banks	33,792	27,787
Total cash and cash equivalents	42,449	35,344
Securities available-for-sale, at fair value	36,076	47,857
Securities held-to-maturity	171,185	192,903
Equity securities, at fair value	24	19
Loans receivable, net of allowance for loan losses of $1,116 and $1,116, respectively	362,252	334,558
Premises and equipment, net	3,546	3,443
Right-of-use-asset	19	—
Restricted equity securities, at cost	726	702
Accrued interest receivable	1,189	1,068
Bank owned life insurance	28,714	28,056
Other assets	5,306	4,681
Total assets	$651,486	$648,631
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$40,687	$43,722
Interest-bearing	463,230	478,350
Total deposits	503,917	522,072
Borrowings	20,000	—
Advance payments by borrowers for taxes and insurance	4,313	4,068
Lease liability	19	—
Other liabilities	1,153	4,260
Total liabilities	529,402	530,400
Equity
Retained earnings	127,099	125,546
Accumulated other comprehensive loss	(5,015)	(7,315)
Total equity	122,084	118,231
Total liabilities and equity	$651,486	$648,631

The accompanying notes are an integral part of these consolidated financial statements.

Somerset Savings Bank, SLA and Subsidiaries

Consolidated Statements of Income

For the Years Ended June 30, 2023 and 2022

(Dollars in thousands)

	Year Ended June 30,
	2023	2022

Interest Income
Loans, including fees	$11,317	$9,302
Securities, taxable	3,680	4,003
Interest bearing deposits at other banks	1,122	127
Total interest income	16,119	13,432
Interest Expense
Deposits:
Demand	96	88
Savings and time	2,087	1,447
Borrowings	245	—
Total interest expense	2,428	1,535
Net Interest Income	13,691	11,897
Provision for Loan Losses	—	—
Net Interest Income After Provision For Loan Losses	13,691	11,897
Noninterest Income
Service charges and fees	667	688
Increase in cash surrender value of bank owned life insurance	658	622
Fees and service charges on loans	21	21
Unrealized gain (loss) on equity securities	5	(8)
Realized (loss) gain on sale of securities	(119)	—
Other	33	28
Total noninterest income	1,265	1,351
Noninterest Expense
Salaries and employee benefits	7,787	6,365
Occupancy	728	710
Furniture and equipment	1,777	1,737
Advertising	198	266
FDIC premiums	182	151
Directors fees	327	297
Professional fees	1,029	412
Insurance	165	168
Telephone, postage and supplies	316	323
Other	644	585
Total noninterest expense	13,153	11,014
Income Before Income Tax Expense	1,803	2,234
Income Tax Expense	250	363
Net Income	$1,553	$1,871

The accompanying notes are an integral part of these consolidated financial statements.

Somerset Savings Bank, SLA and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2023 and 2022

(Dollars in thousands)

	Year Ended June 30,
	2023	2022

Net Income	$1,553	$1,871
Other Comprehensive Income (Loss)
Unrealized (losses) gains on securities available-for-sale, net of income tax (benefit) expense of $(344) and $(1,353), respectively(1)	(973)	(3,865)
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax expense (benefit) of $1,280 and $(561), respectively(2)	3,273	(1,718)
Total other comprehensive income (loss)	2,300	(5,583)
Total comprehensive income (loss)	$3,853	$(3,712)

(1)
Income tax amounts on unrealized holding (losses) gains on securities available-for-sale are included in the net deferred tax asset described in Note 9.
(2)
Income tax amounts on the change in the defined benefit pension plan for unrealized actuarial gains (losses) are included in the net deferred tax asset described in Note 9.

Somerset Savings Bank, SLA and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2023 and 2022

(Dollars in thousands)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2021	$123,675	$(1,732)	$121,943
Net income	1,871	—	1,871
Other comprehensive loss, net of tax	—	(5,583)	(5,583)
Balance, June 30, 2022	$125,546	$(7,315)	$118,231
Net income	1,553	—	1,553
Other comprehensive loss, net of tax	—	2,300	2,300
Balance, June 30, 2023	$127,099	$(5,015)	$122,084

Somerset Savings Bank, SLA and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2023 and 2022

(Dollars in thousands)

	Year Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net income	$1,553	$1,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—
Depreciation	413	395
Deferred income tax (benefit) expense	(366)	264
Net amortization of premiums and discounts on securities	567	687
Net amortization of deferred loan fees, costs and discounts	568	434
Increase in cash surrender value of bank owned life insurance	(658)	(622)
Unrealized (gain) loss on equity securities	(5)	8
Gain on sale of securities, net	119	—
Loss on sale of loans, net	(1)	—
(Increase) decrease in:
Accrued interest receivable	(121)	(29)
Other assets	(1,195)	(218)
Other liabilities	1,464	(1,755)
Amortization of right-of-use asset	(19)	—
Net cash provided by operating activities	2,319	1,035
Cash Flows from Investing Activities
Proceeds from maturities and principal repayments of securities available-for-sale	9,974	13,705
Purchase of securities held-to-maturity	(894)	(34,911)
Purchase of securities available-for-sale	—	(19,875)
Proceeds from maturities and principal repayments of securities held-to-maturity	18,048	34,766
Proceeds from sale of securities available-for-sale	451	—
Proceeds from sale of securities held-to-maturity	3,918	—
Net increase in loans receivable	(28,261)	(28,194)
Purchase of premises and equipment	(516)	(327)
Purchase of restricted equity securities	(24)	(67)
Net cash provided by (used in) investing activities	2,696	(34,903)
Cash Flows from Financing Activities
Proceeds from borrowings	20,000	—
Net (decrease) increase in interest bearing deposits	(15,120)	8,002
Net (decrease) increase in non-interest bearing deposits	(3,035)	4,077
Net increase in advance payments by borrowers for taxes and insurance	245	382
Net cash provided by financing activities	2,090	12,461
Net increase (decrease) in cash and cash equivalents	7,105	(21,407)
Cash and Cash Equivalents, Beginning of Period	35,344	56,751
Cash and Cash Equivalents, End of Period	$42,449	$35,344
Supplementary Cash Flow Information
Interest paid	$2,428	$1,535
Income taxes paid	$0	$370

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023 and 2022

(Dollars in thousands)

1.
Summary of Significant Accounting Policies

Business

Somerset Savings Bank, SLA has been serving the communities of Somerset, Middlesex, Hunterdon and Essex counties in New Jersey since 1887. The bank is a New Jersey chartered savings bank subject to the laws and regulations of federal and state agencies. A locally managed community bank, Somerset Savings Bank, SLA provides customary retail and commercial banking services to individuals, businesses and local municipalities through its 7 full-service branch locations.

Principles of Consolidation

The consolidated financial statements include the accounts of Somerset Savings Bank, SLA and its wholly owned subsidiaries Somerset Investment Co. (the “Investment Co.”) and Somerset Consumer Service Corp. (“SCS”) (collectively, the “Savings Bank”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity subject to the investment company provisions of the New Jersey Corporation Business Tax Act whose activities are limited to holding investment securities and recognizing income and other gains/losses thereon. SCS has had limited activity.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Prior period amounts have been reclassified when necessary to conform to the current year’s presentation. Such reclassifications did not have a material impact on the operating results or financial position of the Savings Bank.

Material estimates that are particularly susceptible to significant changes relate to the identification of other-than-temporary impairment on securities, the allowance for loan losses and the valuation of deferred tax assets. Management believes that the evaluations of other-than-temporary impairment on securities, the allowance for loan losses and the valuation of deferred tax assets are adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions in the market area.

Concentrations of Credit Risk

The Savings Bank’s lending activity is concentrated in loans secured by real estate located primarily in the State of New Jersey. Credit risk exposure in this area of lending are mitigated by adhering to conservative underwriting practices and policies, and close monitoring of the loan portfolio. Residential mortgage loans originated with a loan-to-value ratio in excess of 80% are generally insured by private mortgage insurance. The Savings Bank does not have any significant concentrations to any one industry or customer.

Notes 2 and 3 discuss the types of investment securities in which the Savings Bank invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings and the purchase of government sponsored agency securities, backed by the full faith and credit of the United States. The Savings Bank maintains accounts with other financial institutions with balances in excess of federal deposit insurance limits. The Savings Bank has not experienced any loss in such accounts and management believes that these accounts do not expose the Savings Bank to any significant credit risk.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits in other banks with original maturities of three months or less. The Savings Bank maintains accounts at other financial institutions with balances in excess of federal deposit insurance limits. The Savings Bank has not experienced any loss in such accounts.

Securities

Investments in debt securities that the Savings Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for-sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income/loss component of equity.

Premiums/discounts on all securities are amortized/accreted to maturity by use of the level yield method. Gain or loss on sales of securities is based on the specific identification method.

Equity securities with readily determinable fair values are measured at fair value. Any realized or unrealized gains or losses are recognized in earnings. Dividends are included in interest income.

Individual securities are considered impaired when fair value is less than amortized cost. On a quarterly basis, management evaluates all securities with unrealized losses to determine if such impairments are “temporary” or “other than temporary” in accordance with applicable accounting guidance. As part of its evaluation, management considers many factors including, but not limited to, (1) the length of time and extent of impairment, (2) any adverse industry or macroeconomic conditions, (3) any changes to the financial condition or credit worthiness of the issuer, and (4) whether the Savings Bank has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.

Accordingly, the Savings Bank accounts for temporary impairments based upon security classification as either trading, available-for-sale or held-to-maturity. Temporary impairments on “available-for-sale” securities are recognized, on a tax-effected basis, through other comprehensive income/loss with offsetting entries adjusting the carrying value of the security and the balance of deferred taxes. Temporary impairments of “held-to-maturity” securities are not recognized in the consolidated financial statements; however, information concerning the amount and duration of impairments on held-to-maturity securities is disclosed in the notes to the consolidated financial statements.

Other-than-temporary impairments on securities that the Savings Bank has decided to sell or will more likely than not be required to sell prior to the full recovery of their fair value to a level equal to or exceeding amortized cost are recognized in earnings. Otherwise, the other-than-temporary impairment is bifurcated into credit-related and noncredit-related components. The credit-related impairment generally represents the amount by which the present value of the cash flows expected to be collected on a debt security falls below its amortized cost. The noncredit-related component represents the remaining portion of the impairment not otherwise designated as credit-related. Credit-related other-than-temporary impairments are recognized in earnings while noncredit-related other-than-temporary impairments are recognized, net of deferred income taxes, in other comprehensive income/loss.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance and credited to income. Loan origination fees and costs are deferred and recognized over the life of the loans as an adjustment to yield (interest income). Discounts and premiums on purchased loans are amortized to income using the interest method over the expected lives of the loans.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The loans receivable portfolio is segmented into two segments, mortgage and consumer. Mortgage loans consist of the following classes: residential and non-residential. Consumer loans consist of the following classes: equity, passbook or certificate and personal.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even when the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Savings Bank’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific and general components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of homogeneous loans by loan class, excluding loans classified as impaired. These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, adjusted for qualitative factors.

These qualitative risk factors include:

1.
Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.
National, regional, and local economic and business conditions as well as the condition of various market segments.
3.
Nature and volume of the portfolio and terms of loans.
4.
Volume and severity of past due, classified and nonaccrual loans as well as other loan modifications.
5.
Existence and effect of any concentrations of credit and changes in the level of such concentrations.
6.
Effect of external factors, such as competition and legal and regulatory requirements.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

7.
Value of underlying collateral for collateral dependent loans.
8.
The experience, ability, and depth of lending management and other relevant staff.
9.
Quality of the institution’s loan review system.

Each factor is assigned a value to reflect improving, stable or declining conditions based on management’s best judgment using relevant information available at the time of the evaluation. Adjustments to the factors are supported through documentation of changes in conditions in a narrative accompanying the allowance for loan loss calculation.

Mortgage loans are secured by the borrower’s residential or non-residential real estate in a first lien position. Mortgage loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio.

Consumer loans are primarily home equity loans and are generally secured by the borrower’s personal residence in a second lien position.

A loan is considered impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

A specific allowance is established for an impaired loan if its carrying value exceeds its estimated fair value. The estimated fair values of substantially all of the Savings Bank’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For loans secured by real estate, estimated fair values are determined primarily through third-party appraisals. When a real estate secured loan becomes impaired, a decision is made regarding whether an updated certified appraisal of the real estate is necessary. This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property. Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value. The discounts also include estimated costs to sell the property.

A loan is categorized as a troubled debt restructuring (“TDR”) if a concession to contractual terms is granted to the borrower due to deterioration in the financial condition of the borrower. In situations where, for economic or legal reasons related to a borrower’s financial difficulties, management may grant a concession for other than an insignificant period of time to the borrower that would not otherwise be considered, the related loan is classified as a TDR. Management strives to identify borrowers in financial difficulty early and work with them to modify to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. Generally, a nonaccrual loan that is restructured remains on nonaccrual until the obligation is brought current and has performed for a period of time (generally nine months) to demonstrate that the borrower can meet the restructured terms. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. TDRs are considered impaired loans for purposes of calculating the Savings Bank’s allowance for loan loss until they are ultimately repaid in full or foreclosed and sold.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated when credit deficiencies arise, such as delinquent loan payments, for residential and consumer loans. Credit quality risk ratings include regulatory classifications of special mention, substandard, doubtful and loss. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects. Loans classified substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They include loans that are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified doubtful have all the weaknesses inherent in loans classified substandard with the added characteristic that collection or liquidation in full, on the basis of current conditions and facts, is highly improbable. Loans classified as a loss are considered uncollectible and are charged to the allowance for loan losses. Loans not classified are rated pass.

In addition, Federal regulatory agencies, as an integral part of their examination process, periodically review the Savings Bank’s allowance for loan losses and may require the Savings Bank to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Routine maintenance and repairs are expensed as incurred, while significant expenditures for improvements are capitalized. Gains or losses upon disposition are reflected in earnings as realized. Bank premises and equipment are reviewed by management for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

Leases

The lease liability for operating leases is measured and recognized as the present value of all future lease payment obligations. The right-of-use asset for operating leases is measured as the amount of the lease liability, plus any unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized.

The discount rate used to compute the lease liability is the implicit rate in the lease contract, if readily determinable, or the Savings Bank’s incremental borrowing rate. The implicit rates of our operating leases are not readily determinable, therefore the Savings Bank uses its incremental borrowing rate at the commencement date of each lease. The Savings Bank’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

For all underlying classes of assets, the Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are deemed short-term leases. The Savings Bank recognizes short-term lease costs on a straight-line basis over the lease term.

Restricted Equity Securities

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district bank according to a predetermined formula. The restricted stock is carried at cost. At June 30, 2023 and 2022, the Savings Bank held $726 and $702, respectively, in stock of the FHLB of New York.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Management evaluates the stock for impairment in accordance with guidance on accounting by certain entities that lend or finance the activities of others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the FHLB stock as of June 30, 2023 or 2022.

Bank Owned Life Insurance

The Savings Bank invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Savings Bank on a chosen group of employees. The Savings Bank is the owner and beneficiary of the policies. This investment is carried as an asset in the consolidated statement of financial condition at the cash surrender value of the underlying policies. Increases in the cash surrender value of the policies, as well as proceeds, are recorded as income in the consolidated statement of income and are not subject to income tax so long as the policies are held for the life of the covered employees. For any policies surrendered, the death benefits will no longer be tax exempt.

Revenue Recognition

The Savings Bank earns income from various sources, including loans, investment securities, bank-owned life insurance, deposit accounts, and sales of assets. The revenue is recognized as it is earned and when collectability is reasonably assured.

Interest income on loans is accrued on the unpaid principal balance and recorded daily. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method. Other loan fees, including late charges, are recognized as the transactions occur.

Interest income on debt securities, including purchase premiums and discounts, is also accrued using the interest method over the term of the securities. Income from dividends on equity securities are recorded when declared.

Fees and service charges related to deposit accounts are largely based on contracts with customers that are short-term in nature and where the performance obligations are satisfied as services are rendered. Fees are either fixed at a specific amount or assessed as a percentage of the transaction amount. No judgements or estimates are required by management to determine the amount and timing of the related revenue. Descriptions of the primary revenue contracts included as components of noninterest income are as follows:

•
Monthly service charges - general service fees for monthly account maintenance. These fees are charged as earned within the monthly statement period that the transactions occurred.

•
Account fees and charges - activity or transaction-based fees for deposit related services including, but not limited to, account overdraft fees, wire transfer fees and stop payment fees. Fees are received at the time of transaction execution concurrent with the fulfillment of performance obligations.

•
ATM debit card fees - include interchange fees from debit cardholder transactions or ATM surcharges for non-customer usage of Somerset Savings Bank, SLA ATMs. These fees are recognized as earned at the time of the transaction occurrence.

Other income items are transactional in nature and are recorded as they occur.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Gains or losses on sales of assets are generally recognized when the asset has been legally transferred to the buyer and the Savings Bank has no continuing involvement with the asset. The Savings Bank does not generally finance the sale of foreclosed assets.

Comprehensive Income

U.S. GAAP require comprehensive income and its components to be reported when a company presents a full set of financial statements. The term comprehensive income (loss) refers to net income plus other comprehensive income (loss), that is, certain revenues, expenses, gains, and losses that are reported as separate components of equity instead of net income. For the Savings Bank, the primary components of other comprehensive income (loss) are the unrealized gains or losses on available-for-sale investment securities and the unrealized actuarial gains or losses in the defined pension plan. The Savings Bank has elected to report these effects on the consolidated statement of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as a non-interest expense in the consolidated statement of income. Advertising expense was approximately $198 and $266 for the years ended June 30, 2023 and 2022, respectively.

Income Taxes

Somerset Savings Bank, SLA and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to Somerset Savings Bank, SLA and its subsidiaries based on their respective income or loss included in the consolidated income tax return. Separate state income tax returns are filed by Somerset Savings Bank, SLA and its subsidiaries.

Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on Somerset Savings Bank, SLA and subsidiaries’ tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.

The Savings Bank accounts for income taxes using the asset and liability method in accordance with accounting guidance ASC Topic 740, Income Taxes. Under this guidance, deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset that is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

The Savings Bank accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Savings Bank’s evaluation, no significant income tax uncertainties were identified. Therefore, the Savings Bank recognized no adjustment for unrecognized tax benefits at June 30, 2023 or 2022.

The Savings Bank’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. No interest and penalties were recorded during the years ended June 30, 2023 or 2022.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Retirement Benefits

Substantially all employees are covered by a defined benefit pension plan and participate in a 401(k) profit sharing plan. The cost of the pension plan is based on actuarial computations of current and future benefits for employees. It is the Savings Bank’s policy to fund the recommended required contribution determined under the Employee Retirement Income Security Act. The 401(k) profit sharing plan’s annual contribution is determined by matching part of the employee’s contribution.

The Savings Bank follows the accounting guidance applicable to a defined benefit pension plan that requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 was adopted by the Savings Bank in 2022. The Savings Bank adopted the guidance using the modified retrospective method. The adoption did not have a significant effect on the Saving Bank’s consolidated financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to previous revenue recognition practices. The Savings Bank expanded its disclosures with respect to its noninterest income as a result of this guidance. See the “Revenue Recognition” section in Note 1.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike current U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Savings Bank on July 1, 2022, though early adoption was permitted. The Savings Bank adopted ASC 842 during the first quarter of the fiscal year ended June 30, 2023. The Savings Bank maintains only one equipment lease with an initial term greater than 12 months and has determined that the impact on its consolidated financial statements is not material. As of June 30, 2023, the Savings Bank had not entered into any material leases that have not yet commenced.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 was adopted by the Savings Bank on July 1, 2023. The adoption did not have a material impact on the Savings Bank's operations, cash flows or capital ratios.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. In addition, the standard requires the disclosure

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

of gross write-offs by year of origination. ASU No. 2022-02 was adopted by the Savings Bank on July 1, 2023. The adoption had no impact on the Savings Bank's operations, cash flows or capital ratios.

Subsequent Events

The Savings Bank has evaluated subsequent events for recognition or disclosure through September 28, 2023, the date the financial statements were available to be issued.

Mutual to Stock Conversion. SR Bancorp, Inc. (“SR Bancorp”), a new Maryland corporation, was formed by the Savings Bank to be the holding company of the Savings Bank upon completion of its conversion from the mutual to stock form of organization (the “Conversion”), which occurred on September 19, 2023. In connection with the Conversion, SR Bancorp, Inc. sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,364 shares sold to the Somerset Savings Bank Employee Stock Ownership Plan. Additionally, SR Bancorp contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the Conversion. Upon the completion of the conversion and offering, 9,507,930 shares of SR Bancorp, Inc. common stock are outstanding. SR Bancorp’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

Acquisition. On July 25, 2022, the Savings Bank and SR Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Regal Bancorp, Inc. (“Regal Bancorp”), a New Jersey corporation, and Regal Bank, a New Jersey commercial bank and wholly-owned subsidiary of Regal Bancorp. The Merger Agreement was subsequently amended on March 7, 2023 and July 10, 2023. Pursuant to the Merger Agreement, as amended, promptly following the completion of the Conversion and related stock offering, SRB Interim Corporation, a wholly-owned subsidiary of SR Bancorp formed solely to facilitate the merger, merged with and into Regal Bancorp after which Regal Bancorp merged with and into SR Bancorp, with SR Bancorp as the surviving entity (collectively, the “Merger”). In connection with the Merger, Regal Bancorp shareholders received the right to exchange each of their shares of Regal Bancorp common stock for $23.00 in cash. The aggregate cash consideration was approximately $69.5 million.

Immediately following the Merger, Regal Bank merged with and the Savings Bank, which was converted to a New Jersey commercial bank charter and renamed Somerset Regal Bank.

Upon closing of the Merger, three directors of Regal Bancorp became directors of SR Bancorp and Somerset Regal Bank.
2.
Securities Available-for-Sale

The amortized cost and approximate fair value of securities available-for-sale at June 30, 2023 and June 30, 2022 are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$22,981	$—	$(2,575)	$20,406
Federal Home Loan Mortgage Corporation	18,003	$—	(2,333)	15,670
Total securities available-for-sale	$40,984	$—	$(4,908)	$36,076

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$29,623	$—	$(1,946)	$27,677
Federal Home Loan Mortgage Corporation	21,825	2	(1,647)	20,180
Total securities available-for-sale	$51,448	$2	$(3,593)	$47,857

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at June 30, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities which are based on the estimated average life of the securities.

June 30, 2023
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	40,984	36,076
Total securities available-for-sale	$40,984	$36,076

The unrealized losses as of June 30, 2023 and 2022, categorized by the length of time of continuous loss position, and the fair value of related available-for-sale are as follows:

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$20,406	$(2,575)	$20,406	$(2,575)
Federal Home Loan Mortgage Corporation	—	—	15,670	(2,333)	15,670	(2,333)
Total	$—	$—	$36,076	$(4,908)	$36,076	$(4,908)

	June 30, 2022
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$27,677	$(1,946)	$—	$—	$27,677	$(1,946)
Federal Home Loan Mortgage Corporation	20,108	(1,647)	—	—	20,108	(1,647)
Total	$47,785	$(3,593)	$—	$—	$47,785	$(3,593)

All mortgage-backed securities are U.S. Government agency backed and collateralized by residential mortgages. During the year ended June 30, 2023, gross gains of $0 and gross losses of $6 resulting from sales of securities available-for-sale were realized. During the year ended June 30, 2022, there were no sales of securities available-for-sale.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

3.
Securities Held-to-Maturity

The amortized cost and approximate fair values of securities held-to-maturity at June 30, 2023 and June 30, 2022 are as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$104,612	$—	$(18,459)	$86,153
Federal Home Loan Mortgage Corporation	55,624	101	(9,014)	46,711
Government National Mortgage Association	332	—	(9)	323
Subordinated Debt	7,750	—	(1,450)	6,300
CMO	2,867	—	(279)	2,588
Total securities held-to-maturity	$171,185	$101	$(29,211)	$142,075

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$119,375	$40	$(15,556)	$103,859
Federal Home Loan Mortgage Corporation	61,990	160	(7,642)	54,508
Government National Mortgage Association	403	1	—	404
Subordinated Debt	7,750	—	(579)	7,171
CMO	3,385	—	(147)	3,238
Total securities held-to-maturity	$192,903	$201	$(23,924)	$169,180

The amortized cost and fair value of securities held-to-maturity by contractual maturity at June 30, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of the securities.

	June 30, 2023
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	7,750	6,300
Due after 10 years	—	—
Mortgage-backed securities	163,435	135,775
Total securities held-to-maturity	$171,185	$142,075

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The unrealized losses as of June 30, 2023 and June 30, 2022, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$1,480	$(7)	$84,673	$(18,452)	$86,153	$(18,459)
Federal Home Loan Mortgage Corporation	21,016	(3,917)	24,885	(5,097)	45,901	(9,014)
Government National Mortgage Association	322	(9)	—	—	322	(9)
Subordinated Debt	—	—	6,300	(1,450)	6,300	(1,450)
CMO	—	—	2,588	(279)	2,588	(279)
Total	$22,818	$(3,933)	$118,446	$(25,278)	$141,264	$(29,211)

	2022
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$38,707	$(4,879)	$60,895	$(10,677)	$99,602	$(15,556)
Federal Home Loan Mortgage Corporation	14,597	(1,758)	38,727	(5,884)	53,324	(7,642)
Subordinated Debt	7,171	(579)	—	—	7,171	(579)
CMO	3,238	(147)	—	—	3,238	(147)
Total	$63,713	$(7,363)	$99,622	$(16,561)	$163,335	$(23,924)

At June 30, 2023 and 2022, the Savings Bank had $24 and $19, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the years ended June 30, 2023 and 2022:

	June 30, 2023	June 30, 2022
Net gains (losses) recognized equity securities	$5	$(8)
Less: Net gains (losses) recognized on equity securities sold/acquired	—	—
Net unrealized gains (losses) recognized on equity securities	$5	$(8)

Management does not believe that the unrealized losses represent an other-than-temporary impairment and believes these unrealized losses (which are related to four mortgage-backed securities issued by the Federal National Mortgage Association) are the result of market rates and not related to the underlying credit quality of the issuer of the securities. The Savings Bank does not intend to sell these securities and it is not more-likely-than-not that the Savings Bank would be required to sell these securities prior to full recovery of fair value to a level which equals or exceeds amortized cost.

At June 30, 2023 and 2022, a mortgage-backed security with a carrying value of approximately $1 and $3 were pledged as collateral to secure public funds on deposit, respectively. At June 30, 2023, mortgage-backed securities with a total carrying value of $32,652 was pledged as collateral to secure a $20,000 advance under the Federal Reserve’s Bank Term Funding Program.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

During the year ended June 30, 2023, gross gains of $4 and gross losses of $117 resulting from sales of securities held-to-maturity were realized. During the year ended June 30, 2022, there were no sales of securities held-to-maturity.

4.
Loans Receivable

Loans at June 30, 2023 and 2022 are summarized as follows:

	June 30, 2023	June 30, 2022
Mortgage loans:
Residential	$353,634	$325,722
Non-residential	440	459
Total mortgage	354,074	326,181
Consumer:
Equity	7,343	7,542
Passbook or certificate and personal	6	1
Total consumer	7,349	7,543
Total loans	361,423	333,724
Allowance for loan losses	(1,116)	(1,116)
Deferred loan fees, net	1,945	1,950
Loans receivable, net	$362,252	$334,558

The Savings Bank engages primarily in the lending of residential real estate and consumer loans. Lending activities are targeted to individuals within the Savings Bank’s geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

The Savings Bank engages primarily in the lending of fixed-rate and adjustable-rate real estate residential mortgage loans. Lending activities are targeted to individuals within the Savings Bank’s geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

Management reviews all loans that are delinquent 90-days or more for possible impairment. Loans are considered to be impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect the scheduled payments of principal or interest in accordance with the contractual terms of the loan agreement. Factors considered by management in evaluating impairment include payment status, collateral value, and the likelihood of collecting scheduled principal and interest payments when due. Management determines the significance of payment delays and shortfalls on a case-by-case basis, taking into consideration the unique facts and circumstances surrounding the loan and borrower, including the borrower’s payment history, the reasons for the delay and the amount of the shortfall in relation to the principal and interest owed.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The following tables summarize the activity in the allowance for loan losses by loan class for the years ended June 30, 2023 and 2022, and information in regards to the allowance for loan losses and the recorded investment in loans receivable by loan class as of June 30, 2023 and 2022:

	June 30, 2023
	Residential	Non-Residential	Equity	Passbook, Certificate or Personal	Total
Allowance for Loan Losses:
Beginning balance	$1,036	$5	$75	$—	$1,116
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions (credits)	3	(1)	(2)	—	—
Ending balance	$1,039	$4	$73	$—	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,039	$4	$73	$—	$1,116
Loans Receivable:
Ending balance	$353,634	$440	$7,343	$6	$361,423
Ending balance,
Individually evaluated for impairment	$145	$—	$—	$—	$145
Ending balance,
Collectively evaluated for impairment	$353,489	$440	$7,343	$6	$361,278

	June 30, 2022
	Residential	Non-Residential	Equity	Passbook, Certificate or Personal	Total
Allowance for Loan Losses:
Beginning balance	$1,036	$5	$75	$—	$1,116
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	—	—	—	—	—
Ending balance	$1,036	$5	$75	$—	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,036	$5	$75	$—	$1,116
Loans Receivable:
Ending balance	$325,722	$459	$7,542	$1	$333,724
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$325,722	$459	$7,542	$1	$333,724

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The following tables present the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Savings Bank’s internal risk rating system as of June 30, 2023 and 2022:

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Residential	$353,489	$—	$145	$—	$353,634
Non-residential	440	—	—	—	440
Equity	7,343	—	—	—	7,343
Passbook, certificate or personal	6	—	—	—	6
Total	$361,278	$—	$145	$—	$361,423

	June 30, 2022
	Pass	Special Mention	Substandard	Doubtful	Total
Residential	$325,722	$—	$—	$—	$325,722
Non-residential	459	—	—	—	459
Equity	7,542	—	—	—	7,542
Passbook, certificate or personal	1	—	—	—	1
Total	$333,724	$—	$—	$—	$333,724

The following tables provide a breakdown of impaired loans by loan portfolio class as of June 30, 2023 and 2022:

June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$145	$145	$—	$114	$—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	145	145	—	114	—
With an allowance recorded:
Residential	$—	$—	$—	$—	$—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	—	—	—	—	—
Total:
Residential	$145	$145	$—	$114	$—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	$145	$145	$—	$114	$—

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Residential	$—	$—	$—	$—	$—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	—	—	—	—	—
With an allowance recorded:
Residential	—	—	—	—	—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	—	—	—	—	—
Total:
Residential	—	—	—	—	—
Non-residential	—	—	—	—	—
Equity	—	—	—	—	—
Passbook, certificate or personal	—	—	—	—	—
Total	$—	$—	$—	$—	$—

The following tables present the classes of loans summarized by the past due status as of June 30, 2023 and 2022:

	June 30, 2023
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Residential	$353,051	$383	$—	$200	$353,634	$—	$145
Non-residential	440	—	—	—	440	—	—
Equity	7,343	—	—	—	7,343	—	—
Passbook, certificate or personal	6	—	—	—	6	—	—
Total	$360,840	$383	$—	$200	$361,423	$—	$145

	June 30, 2022
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Residential	$325,443	$279	$—	$—	$325,722	$—	$—
Non-residential	459	—	—	—	459	—	—
Equity	7,542	—	—	—	7,542	—	—
Passbook, certificate or personal	1	—	—	—	1	—	—
Total	$333,445	$279	$—	$—	$333,724	$—	$—

If nonaccrual loans had performed in accordance with their contractual terms, the Savings Bank would have recognized additional income of $3 and $0 on these loans during the years ended June 30, 2023 and 2022, respectively.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The Savings Bank may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a TDR. The Savings Bank may modify loans through rate reductions, extensions of maturity, interest only payments or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are generally considered impaired loans for purposes of calculating the Savings Bank’s allowance for loan losses. The Savings Bank identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

As of and for the years ended June 30, 2023 and 2022, the Savings Bank had no troubled debt restructurings outstanding and/or granted.

As of and for the years ended June 30, 2023 and 2022, the Savings Bank had no foreclosed real estate owned.
5.
Premises and Equipment

Premises and equipment at June 30, 2023 and June 30, 2022 are summarized as follows:

	June 30, 2023	June 30, 2022

Land	$926	$926
Buildings and improvements	7,796	7,498
Accumulated depreciation	(5,712)	(5,483)
Net	2,084	2,015
Furnishings and equipment	4,608	4,390
Accumulated depreciation	(4,072)	(3,888)
Net	536	502
Total	$3,546	$3,443

Depreciation expense amounted to $413 and $395 for the years ended June 30, 2023 and 2022, respectively.

6.
Deposits

Deposits at June 30, 2023 and 2022 consisted of the following:

	June 30, 2023	June 30, 2022

Demand accounts:
Interest-bearing	$137,496	$146,408
Noninterest-bearing	40,687	43,722
Total demand accounts	178,183	190,130
Savings and club	166,253	188,115
Certificates of deposit	159,481	143,827
Total	$503,917	$522,072

Certificates of deposit with balances in excess of the FDIC insurance limit of $250 at June 30, 2023 and June 30, 2022 amounted to approximately $13,433 and $10,625, respectively.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Scheduled maturities of certificates of deposit are as follows:

2023
2024	$138,404
2025	12,380
2026	2,765
2027	4,069
2028	1,863
Total	$159,481

7.
Borrowings

At June 30, 2023 and June 30, 2022, there were no borrowings from the FHLB-NY.

At June 30, 2023 and June 30, 2022, the Savings Bank could borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Savings Bank’s maximum borrowing capacity based on the Savings Bank’s ability to collateralize such borrowings. At June 30, 2023, the Savings Bank’s maximum borrowing capacity was $100,000.

At June 30, 2023 and June 30, 2022, the Savings Bank’s Board of Directors has authorized borrowings of up to $25,000 from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Savings Bank’s qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the recent events in the banking industry. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap (“OIS”) rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. At June 30, 2023, the Savings Bank had outstanding borrowings of $20,000 under the BTFP at a borrowing rate of 4.76% with a maturity date of March 29, 2024.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

8.
Benefit Plans

Retirement Plan

The Savings Bank has a non-contributory pension plan covering all eligible employees. The plan is a defined benefit plan that provides benefits based on a participant’s years of service and overall annual compensation.

The following tables set forth the plan’s funded status and components of net periodic pension:

	Year Ended June 30, 2023	Year Ended June 30, 2022

Change in benefit obligation:
Obligation, beginning	$19,066	$20,339
Service cost	331	476
Interest cost	704	435
Actuarial (gain) loss	(2,063)	(1,675)
Benefit payments	(965)	(509)
Curtailments	(2,070)	—
Obligation, ending	$15,003	$19,066
Change in plan assets:
Fair value of plan assets, beginning	$16,395	$18,120
Actual gain (loss) on plan assets	709	(3,416)
Employer contributions	—	2,200
Benefit payments	(965)	(509)
Fair value of plan assets, ending	$16,139	$16,395
Funded status,
Accumulated benefit obligation	$15,003	$16,411
Projected benefit obligation	$(15,003)	$(19,066)
Fair value of assets	16,139	16,395
Funded status and prepaid pension cost included in other liabilities	$1,136	$(2,671)
Assumptions used to determine benefit obligation:
Discount rate	4.81%	4.18%
Rate of increase in compensation	n/a	4.75%

The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2021, as published by the Society of Actuaries. The components of the pension and post-retirement net periodic benefit cost for the periods indicated are provided in the table below:

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

	Year Ended June 30, 2023	Year Ended June 30, 2022

Net periodic pension cost included the following:
Service cost	$331	$476
Interest cost	704	435
Expected return on plan assets	(864)	(964)
Net amortization	574	426
Net periodic pension cost included in salaries and employee benefits	$745	$373
Assumptions used to determine net periodic pension cost:
Discount rate	4.81%	4.18%
Rate of increase in compensation	n/a	4.75%
Rate of return on plan assets	6.50%	5.75%

For the years ended June 30, 2023 and 2022, the plan’s assets realized an annual return of approximately -24% and -24%, respectively. The weighted-average allocation by asset category is as follows:

	June 30, 2023	June 30, 2022

Cash and equivalents	1%	5%
Fixed income securities and mutual funds	53	53
Equity securities and mutual funds	46	42
	100%	100%

The fair values of the Savings Bank’s pension plan assets at June 30, 2023 and June 30, 2022, by asset category (see Note 12 for the definitions of levels), are as follows:

	Assets at Fair Value as of June 30, 2023
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash	$164	$—	$—	$164
Equity securities	501	—	—	501
Mutual funds - fixed income	6,923	—	—	6,923
Mutual funds - equity	8,551	—	—	8,551
Total	$16,139	$—	$—	$16,139

	Assets at Fair Value as of June 30, 2022
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
Cash	$884	$—	$—	$884
Equity securities	3,035	—	—	3,035
Mutual funds - fixed income	8,608	—	—	8,608
Mutual funds - equity	3,868	—	—	3,868
Total	$16,395	$—	$—	$16,395

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The Savings Bank does not expect to contribute to the pension plan during the year ending June 30, 2023. Benefit payments, which reflect expected future service, are expected to be paid as follows:

Year ending June 30:
2024	$4,394
2025	1,580
2026	773
2027	978
2028	952
Thereafter	4,633
$13,310

As of June 30, 2023 and June 30, 2022, unrecognized net loss of $1,920 and $6,472, respectively, was included in accumulated other comprehensive income. For the year ending June 30, 2023, approximately $745 of the net loss is expected to be recognized as a component of net periodic pension cost.

Savings and Investment Plan

The Savings Bank has a savings and investment plan, pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Under this plan, employees may make voluntary contributions in an amount equal to not less than 2% of their eligible compensation during a plan year. In addition, the Savings Bank will make contributions equal to 3% of the plan year compensation for all eligible employees. The Savings Bank, at its discretion, may make an additional matching contribution to those participants employed at each plan year end. Plan contributions approximated $124 and $119 for the years ended June 30, 2023 and 2022, respectively. No additional matching contributions were made during the years ended June 30, 2023 and June 30, 2022.

Deferred Compensation

The Savings Bank has deferred compensation plans for directors and certain officers that permit the deferral of director fees and officer compensation. Amounts deferred earn interest at rates comparable to rates the Savings Bank pays on deposit accounts. At June 30, 2023 and June 30, 2022, liabilities under the plans totaled approximately $993 and $754, respectively. Interest expense approximated $38 and $8 for the years ended June 30, 2023 and 2022, respectively.

9.
Income Taxes

The Savings Bank qualifies as a Savings Institution under the provisions of the Internal Revenue Code and, therefore, prior to January 1, 1996, was permitted to calculate its bad debt deduction using either the experience method or the specific charge off method. Retained earnings at June 30, 2023 and June 30, 2022 included approximately $5,300 of such bad debt allowance for which federal income taxes have not been provided. After January 1, 1996, the Savings Bank was only permitted to deduct actual charge offs. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The components of income tax expense are as follows for years ended June 30, 2023 and June 30, 2022:

	Year Ended June 30, 2023	Year Ended June 30, 2022

Current tax expense (benefit):
Federal income	$541	$37
State income	75	62
Total current	616	99
Deferred tax (benefit) expense:
Federal income	(226)	289
State income	(140)	(25)
Total deferred	(366)	264
Total	$250	$363

The following table presents a reconciliation between the effective income tax expense and the income tax expense which would be computed by applying the federal statutory tax rate of 21% for the years ended June 30, 2023 and June 30, 2022:

	Year Ended June 30, 2023	Year Ended June 30, 2022

Federal income tax, at the statutory rate	$379	$469
Increases (decreases) in taxes resulting from:
New Jersey state tax, net of federal income tax effect	(81)	37
Bank owned life insurance	(137)	(131)
Other items, net	89	(12)
Effective income tax expense	$250	$363

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30, 2023	June 30, 2022

Deferred tax assets:
Deferred compensation	$293	$226
Unrecognized pension losses	540	1,819
Deferred loan fees	13	14
Allowance for loan loss	314	314
Unrealized loss on securities available-for-sale	1,272	929
Compensation	93	74
Depreciation	234	192
State net operating loss	210	206
Charitable contributions	26	19
Uncollected interest	1	3
Total deferred tax assets	2,996	3,796
Deferred tax liabilities:
Prepaid pension	859	1,068
Deferred loan costs	178	200
Unrealized gain on securities available-for-sale	—	—
Other	1	—
Total deferred tax liabilities	1,038	1,268
Net deferred income tax asset included in other assets	$1,958	$2,528

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. A valuation allowance is recorded for tax benefits which management has determined are not more likely than not to be realized. At June 30, 2023 and June 30, 2022, there was no valuation allowance.

A corporation may carry forward net operating losses to the succeeding 20 taxable years for New Jersey state tax purposes. As of June 30, 2023, the Savings Bank had total state net operating loss carryforwards of $2,950.

Based upon projections of future taxable income and the ability to carry forward net operating losses, management believes it is more likely than not the Savings Bank will realize the remaining deferred tax asset.

10.
Commitments and Contingencies

The Savings Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

The Savings Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

At June 30, 2023, total unfunded loan related commitments, including lines of credit, amounted to $30,461, including $23,735 for unused equity lines of credit and $6,726 to originate and purchase loans, expiring within three months.

At June 30, 2022, total unfunded loan related commitments, including lines of credit, amounted to $28,904, including $23,718 for unused equity lines of credit and $5,186 to originate and purchase loans, expiring within three months.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Savings Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Savings Bank upon extension of credit is based on management’s credit evaluation of the counterparty.

11.
Regulatory Capital

The Savings Bank is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Savings Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of total capital, Tier 1 capital (as defined in the regulations) and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. A capital conservation buffer of 2.50%, comprised of common equity Tier I capital, is also established above the regulatory minimum capital requirements and must be maintained to avoid limitations on capital distributions.

In 2021, the Savings Bank adopted the new community bank leverage ratio framework. This framework simplifies the regulatory capital requirements by requiring the Savings Bank to meet only the Tier 1 capital to average assets (leverage) ratio. The Savings Bank must only maintain a leverage ratio greater than the 9% required minimum to be considered well capitalized under this framework. The Savings Bank can opt out of the new framework and return to the risk-weighting framework at any time.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Market risk, credit risk, operational risk and deposits are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Savings Bank. As of June 30, 2023, management believes that the Savings Bank meets all capital adequacy requirements to which they are subject. As of June 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Savings Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Savings Bank’s category. The Bank’s actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023:
Tier 1 capital (to average total assets)	$127,099	19.61%	$58,326	9.00%
June 30, 2022:
Tier 1 capital (to average total assets)	$125,546	19.36%	$58,354	9.00%

12.
Related-Party Transactions

In the ordinary course of business, the Savings Bank has engaged, and continues to engage, in banking transactions with its directors, officers and their related parties.

At June 30, 2023, the Savings Bank had $532 in outstanding loans to directors, officers and their related parties.

	June 30, 2023	June 30, 2022

Balance, beginning of period	$495	$460
Additions, new loans and advances	187	102
Repayments	(150)	(67)
Balance, end of period	$532	$495

Deposits from directors, officers and their related parties held by the Savings Bank at June 30, 2023 and June 30, 2022 amounted to $829 and $798, respectively.

13.
Fair Value Measurements and Disclosures

The Savings Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Savings Bank’s securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Savings Bank may be required to record at fair value other assets or liabilities on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as an exit price representing the amount that would be received to sell an asset or settle a liability in an orderly transaction between market participants. A three-level hierarchy has been established for fair value measurements based upon the inputs to the valuation of an asset or liability.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities;

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Level 2 - Valuation is determined from quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument;

Level 3 - Valuation is derived from model-based and other techniques in which at least one significant input is unobservable and which may be based on the Company’s own estimates about the assumptions that a market participant would use to value the asset or liability.

The Savings Banks’ available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss. The securities available-for-sale portfolio consists of U.S. government-sponsored enterprise and mortgage-backed securities. The fair values of these securities were obtained from an independent nationally recognized pricing service. The independent pricing service provided prices categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

For financial assets measured at fair value on a recurring basis as of June 30, 2023 and June 30, 2022, the fair value measurements by level within the fair value hierarchy used are as follows:

	June 30, 2023
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,406	$—	$20,406
Federal Home Loan Mortgage Corporation	—	15,670	—	15,670
Equity securities	24	—	—	24
Total	$24	$36,076	$—	$36,100

	June 30, 2022
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$27,677	$—	$27,677
Federal Home Loan Mortgage Corporation	—	20,180	—	20,180
Equity securities	19	—	—	19
Total	$19	$47,857	$—	$47,876

The classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Other securities are measured at fair value using quoted market prices in an active market for identical assets and are classified as Level 1 in the hierarchy. The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

All debt securities are measured at fair value using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices and are classified as Level 2 in the hierarchy.

The fair value of deposits with no defined maturities (e.g. demand deposits, interest-bearing demand accounts, money market accounts and savings accounts) is the amount payable on demand of the liabilities at the reporting date (i.e. their carrying amounts). This approach to estimating fair value excludes the significant benefit that results from the low-cost funding provided by such deposit liabilities, as compared to alternative sources of funding.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2023 and 2022

(Dollars in thousands)

Deposits with stated maturities (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at June 30, 2023 and 2022, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	June 30, 2023
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
Impaired loans	$145	$—	$145	Appraisal of collateral	Selling costs	15%

	June 30, 2022
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
Impaired loans	$—	$—	$—	Appraisal of collateral	Selling costs	15%

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Savings Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Savings Bank's impaired loans are generally collateral dependent whose fair value is estimated through current appraisals, and adjusted as necessary by management to reflect current market conditions. Appraisals of collateral securing impaired loans are conducted by approved, qualified, and independent third-party appraisers. Such appraisals are ordered once the loan is deemed impaired, as previously described. Impaired loans are generally classified as Level 3 assets. There were no transfers between levels within the fair value hierarchy during the years ended June 30, 2023 and 2022.