Form 10-Q
period 2023-09-30
SR Bancorp, Inc.
filed 2023-11-15
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-41808

SR Bancorp, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	92-2601722
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 West Union Avenue Bound Brook, New Jersey	08805
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 560-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SRBK	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, the registrant had 9,507,930 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	September 30,	June 30,
	2023	2023
	(Unaudited)
Assets
Cash and due from banks	$13,837	$8,657
Interest-bearing deposits at other banks	103,754	33,792
Federal funds sold	3,520	—
Total cash and cash equivalents	121,111	42,449
Securities available-for-sale, at fair value	35,008	36,076
Securities held-to-maturity, at amortized cost	168,922	171,185
Equity securities, at fair value	21	24
Loans receivable, net of allowance for credit losses of $5,325 and $1,116, respectively	692,403	362,252
Premises and equipment, net	5,287	3,546
Right-of-use asset	3,434	19
Restricted equity securities, at cost	1,274	726
Accrued interest receivable	2,323	1,189
Bank owned life insurance	36,360	28,714
Net deferred tax asset	1,623	—
Goodwill and intangible assets	29,487	—
Other assets	11,199	5,306
Total assets	$1,108,452	$651,486
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$144,183	$40,687
Interest-bearing	733,111	463,230
Total deposits	877,294	503,917
Borrowings	20,000	20,000
Advance payments by borrowers for taxes and insurance	4,215	4,313
Accrued interest payable	636	—
Lease liability	3,462	19
Other liabilities	8,366	1,153
Total liabilities	913,973	529,402
Equity
Common stock, $0.01 par value, 55,000,000 authorized; 9,507,930 and 0 shares issued, respectively	95	—
Additional paid-in capital	91,490	—
Retained earnings	116,567	127,099
Unearned compensation ESOP	(7,595)	—
Accumulated other comprehensive loss	(6,078)	(5,015)
Total stockholders' equity	194,479	122,084
Total liabilities and stockholders' equity	$1,108,452	$651,486

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income

For the Three Months Ended September 30, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Interest Income
Loans, including fees	$3,755	$2,599
Securities:
Taxable	858	948
Non-taxable	—	—
Federal funds sold	10	—
Interest bearing deposits at other banks	920	170
Total interest income	5,543	3,717
Interest Expense
Deposits:
Demand	47	23
Savings and time	1,111	267
Borrowings	240	—
Total interest expense	1,398	290
Net Interest Income	4,145	3,427
Provision for Credit Losses	(4,162)	—
Net Interest (Expense) Income After Provision For Credit Losses	(17)	3,427
Noninterest Income
Service charges and fees	171	163
Increase in cash surrender value of bank owned life insurance	175	159
Fees and service charges on loans	5	5
Unrealized loss on equity securities	(3)	—
Realized loss on sale of securities	(17)	—
Other	182	14
Total noninterest income	513	341
Noninterest Expense
Salaries and employee benefits	4,544	1,984
Occupancy	237	187
Furniture and equipment	161	138
Data Processing	807	301
Advertising	57	51
FDIC premiums	83	39
Directors fees	88	101
Professional fees	854	303
Insurance	116	42
Telephone, postage and supplies	84	76
Other	5,906	147
Total noninterest expense	12,937	3,369
(Loss) Income Before Income Tax Expense	(12,441)	399
Income Tax (Benefit) Expense	(1,943)	45
Net (Loss) Income	(10,498)	354
Basic earnings per share	$(10.03)	$—
Diluted earnings per share	$(10.03)	$—
Weighted average number of common shares outstanding - basic	1,046,251	—
Weighted average number of common shares outstanding - diluted	1,046,251	—

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss)

For the Three Months Ended September 30, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022
	(Unaudited)
Net (Loss) Income	$(10,498)	$354
Other Comprehensive Loss
Unrealized holding losses on securities available-for-sale, net of income tax benefit of $151 and $559, respectively	(447)	(1,593)
Change in defined pension plan for unrealized actuarial (losses) gains net of income tax (expense) benefit of $240 and $(320), respectively	(616)	819
Total other comprehensive loss	(1,063)	(774)
Total comprehensive loss	$(11,561)	$(420)

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2023 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2022	$—	$—	$125,546	$—	$(7,315)	$118,231
Net income	—	—	354	—	—	354
Other comprehensive loss, net of tax	—	—	—	—	(774)	(774)
Balance, September 30, 2022	$—	$—	$125,900	$—	$(8,089)	$117,811

Balance, July 1, 2023	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	(10,498)	—	—	(10,498)
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	95	91,491	—	—	—	91,586
Unearned ESOP shares, 760,364 shares	—	—	—	(7,606)	—	(7,606)
ESOP shares committed for allocation to participants, 1,162 shares	—	(1)	—	11	—	10
Other comprehensive loss, net of tax	—	—	—	—	(1,063)	(1,063)
Balance, September 30, 2023	$95	$91,490	$116,567	$(7,595)	$(6,078)	$194,479

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Three Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(10,498)	$354
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for credit losses	4,162	—
Depreciation	102	100
Deferred income tax expense	443	—
Accretion of acquisition fair value adjustments, net	(215)	—
Amortization of core deposit intangible asset	54	—
Net amortization of premiums and discounts on securities	77	122
Net amortization of deferred loan fees, costs and discounts	116	122
Income from cash surrender value of bank owned life insurance	(175)	(159)
Stock-based compensation expense	10	—
Unrealized loss on equity securities	3	—
Realized loss on sale of securities available-for-sale	17	—
(Increase) decrease in:
Accrued interest receivable	80	51
Other assets	(3,594)	(141)
Other liabilities	3,338	774
Net cash (used in) provided by operating activities	(6,080)	1,223
Cash Flows from Investing Activities
Proceeds from sales, maturities and principal repayments of securities available-for-sale	12,945	2,860
Proceeds from maturities and principal repayments of securities held-to-maturity	4,773	5,074
Proceeds for sale of time deposits in other financial institutions	8,810	—
Net increase in loans receivable	(12,582)	(10,569)
Purchase of premises and equipment	(273)	(65)
Cash paid for acquisition	(69,538)	—
Cash received from acquisition	55,294	—
Net cash used in investing activities	(571)	(2,700)
Cash Flows from Financing Activities
Net (decrease) increase in interest bearing deposits	(15,974)	2,684
Net increase (decrease) in non-interest bearing deposits	17,405	(15)
Net (increase) decrease in advance payments by borrowers for taxes and insurance	(98)	56
Proceeds from issuance of common stock	83,980	—
Net cash provided by financing activities	85,313	2,725
Net increase in cash and cash equivalents	78,662	1,248
Cash and Cash Equivalents, Beginning of Period	42,449	35,344
Cash and Cash Equivalents, End of Period	$121,111	$36,592
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$1,111	$249
Income taxes paid	$375	$—
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	$372,739	$—
Goodwill recorded at merger	$20,477	$—
Fair value of liabilities assumed	$378,972	$—

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023 and 2022

(Dollars in Thousands)

1.
Summary of Significant Accounting Policies

Conversion, Stock Offering and Merger

The conversion of Somerset Savings Bank, SLA from the mutual to stock form of organization and related stock offering by SR Bancorp, Inc. (the "Company"), the newly formed holding company for Somerset Savings Bank, SLA was completed on September 19, 2023. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,364 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of Company common stock are outstanding.

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted into a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”). In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

Business

SR Bancorp, Inc., a Maryland corporation, became the holding company for Somerset Regal Bank upon its conversion to stock form. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. A locally managed community bank, the Bank provides customary retail and commercial banking services to individuals, businesses and local municipalities through its 17 full-service branch locations.

Principles of Consolidation

The consolidated financial statements include the accounts of SR Bancorp, Inc. and its wholly owned subsidiary the Bank, and its wholly-owned subsidiaries Somerset Investment Co. (the “Investment Co.”), RB Properties, LLC and Somerset Consumer Service Corp. (“SCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity subject to the investment company provisions of the New Jersey Corporation Business Tax Act whose activities are limited to holding investment securities and recognizing income and other gains/losses thereon. RB Properties, LLC was formed to own and manage real estate property acquired through foreclosure or in lieu of foreclosure in connection with loans. RB Properties, LLC is currently inactive. SCS has had limited activity.

Basis of Presentation and Use of Estimates

The financial information contained in this Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2023 is for the Company and the Bank, unless indicated otherwise. However, due to the timing of the Merger, the income statement only includes 11 days of operations of the combined entity. Financial

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

information as of June 30, 2023 and for the three months ended September 30, 2022 is for Somerset Savings Bank, SLA, on a stand-alone basis, unless indicated otherwise.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Prior period amounts have been reclassified when necessary to conform to the current year’s presentation. Such reclassifications did not have a material impact on the operating results or financial position of the Company.

Material estimates that are particularly susceptible to significant changes relate to the allowance for credit losses. Management believes that the evaluations of the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area.

Concentrations of Credit Risk

The Company's lending activity is concentrated in loans secured by real estate located primarily in the State of New Jersey. Credit risk exposure in this area of lending is mitigated by adhering to conservative underwriting practices and policies, and close monitoring of the loan portfolio. Residential mortgage loans originated with a loan-to-value ratio in excess of 80% are generally insured by private mortgage insurance. The Company does not have any significant concentrations to any one industry or customer.

Notes 2 and 3 discuss the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings and the purchase of government sponsored agency securities, backed by the full faith and credit of the United States.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and interest-earning deposits in other banks with original maturities of three months or less. The Company maintains accounts at other financial institutions with balances in excess of federal deposit insurance limits. The Company has not experienced any loss in such accounts.

Adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses ("ASC 326")

On July 1, 2023, the Company adopted ASC 326 ("CECL"), which requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that was in use through June 30, 2023. Under this guidance, an entity measures all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The CECL model applies to loans and leases, unfunded lending commitments, held to maturity debt securities and other debt instruments measured at amortized cost. The Company has recorded the effect of implementing CECL using a modified-retrospective approach through a cumulative effect adjustment through retained earnings as of July 1, 2023, the beginning of the reporting period in which CECL became effective. The adoption of the new standard resulted in an increase to the allowance for credit losses on loans of $34. No allowances were recorded for investment securities or unfunded lending commitments, as the estimates of those losses were de minimus. At September 30, 2023, the Company has only one nonaccrual loan of $144 that was originated in 2006. At June 30, 2023, the Company had one nonaccrual loan in the amount of $145.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Securities

Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally to sell in the near term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available for-sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income/loss component of equity.

Premiums/discounts on all securities are amortized/accreted to maturity by use of the level yield method. Gain or loss on sales of securities is based on the specific identification method.

Sales or dispositions of securities whose fair value exceed amortized cost are recognized in earnings. On a quarterly basis, the Company assesses investments with unrealized losses in its available-for-sale and held-to-maturity portfolios regarding its ability and intent to hold those investments until fair value equals or exceeds amortized cost.

Equity securities with readily determinable fair values are measured at fair value. Any realized or unrealized gains or losses are recognized in earnings. Dividends are included in interest income.

In compliance with ASC 326, the Company conducted a review of its investment portfolio to determine the appropriate level of credit losses to reserve for. A determination was made that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government that are backed by the full faith and credit of the U.S. Government, and its agencies. As of the date of adoption, the Company's estimated allowance for credit losses on securities available-for-sale and held-to-maturity under ASC 326 was deemed immaterial due to the composition of the underlying securities in these portfolios, which consist primarily of U.S. government agency mortgage-backed securities. Therefore, the Company did not recognize a cumulative effect adjustment through retained earnings related to these securities.

Loans Receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for credit losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance and credited to income. Loan origination fees and costs are deferred and recognized over the life of the loans as an adjustment to yield (interest income). Discounts and premiums on purchased loans are amortized to income using the interest method over the expected lives of the loans.

Following the completion of the Merger, the loans receivable portfolio was segmented as follows: owner occupied commercial real estate loans, other commercial real estate loans, multi-family loans, commercial and industrial loans, residential mortgage loans and consumer loans.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even when the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses

The allowance for credit losses ("ACL") is a significant accounting estimate used in the preparation of the Company's consolidated financial statements. Upon adoption of ASU 2016-13 on July 1, 2023, the Company replaced the incurred loss impairment model with a requirement to recognize lifetime expected credit losses on loans and other financial instruments immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

The Company estimates expected credit losses using a combination of the cohort method and weighted average remaining maturities method. The loan portfolio is segmented into pools of loans by similar attributes and risk characteristics, as of a particular point in time, to which expected losses are calculated over their remaining lives, or until sufficiently attrited (i.e., have reached an acceptable stage at which a significant majority of all losses are expected to have been recognized). The model used factors historical loss rates into quantitative adjustments, to which management applies qualitative adjustments.

Under the impaired loss model employed prior to the adoption of CECL, the allowance for loan and lease losses ("ALLL") represented management’s estimate of current expected losses in the loan portfolio as of the statement of financial condition date and was recorded as a reduction to loans. The ALLL is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the ALLL, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all credit losses.

Mortgage loans are secured by the borrower’s residential or non-residential real estate in a first lien position. Mortgage loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. The Bank makes construction loans to finance the construction of residential structures. These loans are made to individuals and are typically secured by the land and structure(s) under construction.

Consumer loans are primarily home equity loans and are generally secured by the borrower’s personal residence in a second lien position.

A loan is considered individually impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is individually impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Prior to the adoption of ASU 2016-13 on July 1, 2023, a loan was individually evaluated when the loan was considered impaired. A loan was considered to be impaired when based on current information and events, it was probable that the Company would not be able to collect all amounts due from the borrower in accordance with the contractual terms of the loan, including scheduled interest payments. With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis. The Company considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

In addition, Federal and state regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses and may require the Company to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

Upon adoption of ASU 2016-13 on July 1, 2023, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual. The Company's policy is to write-off accrued interest when a loan is placed on non-accrual. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

The exposure for unfunded commitments is a component of other liabilities on the Company's consolidated statement of financial condition and represents the estimate for probable credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit, unfunded loan commitments, availability on construction and land development loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to provision for unfunded commitments on the consolidated statements of income is made to account for the change in the ACL on unfunded commitment exposures between reporting periods.

Premises and Equipment, net

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

The discount rate used to compute the lease liability is the implicit rate in the lease contract, if readily determinable, or the Company's incremental borrowing rate. The implicit rates of our operating leases are not readily

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

determinable, therefore the Company uses its incremental borrowing rate at the commencement date of each lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

For all underlying classes of assets, the Company has elected to not recognize right-of-use assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are deemed short-term leases. The Company recognizes short-term lease costs on a straight-line basis over the lease term.

Leases acquired in a business combination are evaluated as of the acquisition date to determine if the terms of the acquired leases are more or less favorable than the market terms of similar agreements on the acquisition date. If the lease terms are favorable as compared to the market, the Company records an asset. If the lease terms are unfavorable as compared to the market, the Company records a liability. The Company acquired $3.4 million of operating leases in the acquisition of Regal Bancorp and is currently evaluating the lease terms compared to market.

Restricted Equity Securities

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold stock of its district bank according to a predetermined formula. The restricted stock is carried at cost. At September 30, 2023 (unaudited) and June 30, 2023, the Company held $1.3 million and $726, respectively, in stock of the FHLB of New York.

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

Management believes no impairment charge is necessary related to the FHLB stock as of September 30, 2023 (unaudited) and June 30, 2023.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This investment is carried as an asset in the consolidated statement of financial condition at the cash surrender value of the underlying policies. Increases in the cash surrender value of the policies, as well as proceeds, are recorded as income in the consolidated statement of income.

Goodwill and Other Intangible Assets

The Company acquired goodwill through the acquisition of Regal Bancorp that is tested for impairment and adjusted as conditions warrant. At September 30, 2023, goodwill was $20.5 million. No impairment loss was recognized during the three months ended September 30, 2023.

The Company acquired a core deposit premium intangible through the acquisition of Regal Bancorp that is amortized on an accelerated basis over ten years. At September 30, 2023, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $54,000.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Revenue Recognition

The Company earns income from various sources, including loans, investment securities, bank-owned life insurance, deposit accounts, and sales of assets. The revenue is recognized as it is earned and when collectability is reasonably assured.

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

Noninterest income is accounted for under ASC 606, Revenue from Contracts with Customers, and is discussed in greater detail below. Fees and service charges related to deposit accounts are largely based on contracts with customers that are short-term in nature and where the performance obligations are satisfied as services are rendered. Fees are either fixed at a specific amount or assessed as a percentage of the transaction amount. No judgments or estimates are required by management to determine the amount and timing of the related revenue. Descriptions of the primary revenue contracts included as components of noninterest income are as follows:

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
•
ATM debit card fees - include interchange fees from debit cardholder transactions or ATM surcharges for non-customer usage of Somerset Regal Bank ATMs. These fees are recognized as earned at the time of the transaction occurrence.

Other income items are transactional in nature and are recorded as they occur.

Gains or losses on sales of assets are generally recognized when the asset has been legally transferred to the buyer and the Company has no continuing involvement with the asset. The Company does not generally finance the sale of foreclosed assets.

Comprehensive Income (Loss)

U.S. GAAP requires comprehensive income (loss) and its components to be reported when a company presents a full set of financial statements. The term comprehensive income (loss) refers to net income (loss) plus other comprehensive income, that is, certain revenues, expenses, gains, and losses that are reported as separate components of equity instead of net income. For the Company, the primary component of other comprehensive income (loss) is the unrealized holding gains or losses on available-for-sale investment securities. The Company has elected to report these effects on the consolidated statement of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as a non-interest expense in the consolidated statement of income. Advertising expense was approximately $57 and $51 for the three months ended September 30, 2023 and 2022, respectively.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Income Taxes

SR Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to SR Bancorp, Inc. and its subsidiaries based on their respective income or loss included in the consolidated income tax return. Separate state income tax returns are filed by SR Bancorp, Inc. and its subsidiaries.

Federal and state income taxes have been provided on the basis of reported income. The amounts reflected on SR Bancorp, Inc. and subsidiaries’ tax returns differ from these provisions due principally to temporary differences in the reporting of certain items for financial reporting and income tax reporting purposes.

The Company accounts for income taxes using the asset and liability method in accordance with accounting guidance ASC Topic 740, Income Taxes. Under this guidance, deferred income tax expense or benefit is determined by recognizing deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. The realization of deferred tax assets is assessed and a valuation allowance provided, when necessary, for that portion of the asset that is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits at September 30, 2023 or June 30, 2023.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. No interest and penalties were recorded during the three months ended September 30, 2023 or 2022.

Retirement Benefits

The Bank has a funded noncontributory defined benefit pension plan that covers substantially all employees meeting certain eligibility requirements. The cost of the pension plan is based on actuarial computations of current and future benefits for employees. The Bank took steps to freeze the pension plan with respect to participation and benefits accounts effective as of April 30, 2023.

The Bank follows the accounting guidance applicable to a defined benefit pension plan that requires an employer to: (a) recognize in its statement of financial condition an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.

The Bank also maintains a 401(k) Plan. Eligible employees who are at least 21 years of age become participants in the 401(k) Plan after they have been employed for six consecutive months. Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, between 2% and 100% of their eligible compensation. In addition to salary deferral contributions, the Bank makes contributions equal to 3% of the participant’s plan compensation. A participant is immediately 100% vested in his or her salary deferral contributions and employer contributions.

Employee Stock Ownership Plan (the “ESOP”)

As part of the Conversion and stock offering, the Bank established the Somerset Regal Bank Employee Stock Ownership Plan to provide eligible employees of the Bank the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. The ESOP was funded through the purchase of

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

760,634 shares through a loan from the Company. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

Accounting Pronouncements Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014 -09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. ASU 2014-09 was adopted by the Company in 2022. The Bank adopted the guidance using the modified retrospective method. The adoption did not have a significant effect on the Company’s consolidated financial statements as the recognition of interest income has been scoped out of the guidance and noninterest income recognition is similar to previous revenue recognition practices. The Company expanded its disclosures with respect to its noninterest income as a result of this guidance. See the “Revenue Recognition” section in Note 1.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842,) which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike previous U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Company on July 1, 2022, though early adoption was permitted. The Company adopted ASC 842 during the first quarter of the fiscal year ended June 30, 2023, at which time the Company maintained only one equipment lease with an initial term greater than 12 months and had determined that the impact on its consolidated financial statements was not material. Upon completion of the Merger, the Company acquired 10 operating leases for office space. As of September 30, 2023, the Company had not entered into any material leases that have not yet commenced.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU No. 2016-13 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47,000, an increase in deferred tax assets of $13,000, and a decrease in retained earnings of $34,000 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for available-for-sale securities on July 1, 2023 as the investment portfolio consists almost entirely of debt securities implicitly backed by the full faith of the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The following table below presents the impact of ASU 2016-13 on the consolidated balance sheet:

	July 1, 2023
	As reported under ASU 2016-13	Pre-ASU 2016-13	Impact of ASU 2016-13
	(Dollars in thousands)
Assets
ACL on loans:
Owner occupied commercial real estate	$—	$—	$—
Other commercial real estate	(6)	(4)	(2)
Multi-family	—	—	—
Commercial and industrial	—	—	—
Residential	(1,125)	(1,039)	(86)
Consumer	(32)	(73)	41
Unallocated	—	—	—
Total ACL on loans	$(1,163)	$(1,116)	$(47)

Deferred income taxes	$1,945	$1,958	$(13)

Liabilities
Liability for credit losses for unfunded commitments	$1	$—	$1

Shareholders' equity
Retained earnings	$127,065	$127,099	$(34)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU No. 2022-02 is effective for the Company on July 1, 2023.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through November 15, 2023, the date the financial statements were available to be issued.

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp, Inc. and its wholly-owned subsidiary Regal Bank. Pursuant to the terms of the Merger Agreement, Regal Bancorp merged with and into the Company, with the Company as the resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Savings Bank, SLA, with Somerset Savings Bank, SLA as the surviving entity. which converted to a commercial bank charter, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

19, 2023 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $20.5 million and a core deposit intangible of $9.0 million. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through September 19, 2024, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Items that could be subject to adjustment include credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

Merger-related expenses of $3,856 for 2023 and $196 for 2022 are recorded in the consolidated statements of income and are expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

	As recorded by Regal Bancorp	Fair value adjustments		As recorded at acquisition
Consideration paid (3,023,369 Regal Bancorp shares at $23.00 per share)				69,538
Assets Acquired
Cash and cash equivalents	$55,294	$—		$55,294
Time deposits in other financial institutions	8,810			8,810
Securities available for sale	12,487			12,487
Securities held to maturity	2,587			2,587
Federal Home Loan Bank stock and other restricted stock	548			548
Loans receivable	335,971	(14,371)	(a)	321,600
Allowance for loan loss	(4,076)	4,076	(b)	—
Accrued interest receivable	1,214			1,214
Premises and equipment, net	1,570			1,570
Right-of-use asset	3,416			3,416
Goodwill	1,047	(1,047)	(c)	—
Core deposit intangible	26	9,038	(d)(e)	9,064
Deferred costs	224	(224)	(f)	—
Bank owned life insurance	7,470			7,470
Deferred income taxes	1,766	(91)	(g)	1,675
Other assets	2,298			2,298
Total assets acquired	$430,652	$(2,619)		$428,033

Liabilities assumed
Deposits	$373,174	$(1,299)	(h)	$371,875
Lease liability	3,444			3,444
Deferred compensation	1,521			1,521
Accrued expenses and other liabilities	2,132			2,132
Total liabilities assumed	$380,271	$(1,299)		$378,972
Net assets acquired				$49,061
Goodwill recorded at merger				20,477

Explanation of certain fair value related adjustments:

(a)	Adjustment for interest rate and credit risk to reduce loans to fair value, to be amortized as an increase to interest income over their remaining term.
(b)	Elimination of Regal Bank allowance for loan losses.
(c)	Elimination of pre-existing goodwill.
(d)	Elimination of pre-existing intangible asset for the fair value of core deposits.
(e)	Recording of new intangible asset for the fair value of core deposits, to be amortized on an accelerated basis

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

over the estimated average life of the deposit base.
(f)	Elimination of deferred costs.
(g)	Recording of the deferred income tax effects of fair value adjustments.
(h)	Adjustment to reduce time deposits to fair value, to be amortized as an increase to interest expense over their remaining term.

The Company recorded one-time merger-related expenses of $3.9 million, consisting of $2.6 million for change in control payments, $612 for investment banking services, $414 related to the termination of a data processing contract, $99 for legal related expenses, $42 for severance payments, $17 in other professional services and $30 in other miscellaneous expenses. In addition, the Company recorded a $5.4 million charitable contribution expense for the establishment of the Somerset Regal Charitable Foundation, as well as a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

The fair value of loans acquired from Regal Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Regal Bank’s allowance for credit losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. Due to the complexity in valuing the assets acquired and liabilities assumed and the significant amount of data inputs required, the valuation of the assets and liabilities acquired is not yet final. Fair value estimates are based on the information available, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities. The fair value of borrowings was based on the FHLB calculation to prepay borrowings with associated penalties.

3.
Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period (which was only 11 days for the three months ended September 30, 2023). Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents for the three months ended September 30, 2023. Earnings per share data is not applicable for the three months ended September 30, 2022 because the Company had not yet been formed and had no shares outstanding.

The following table presents the factors used in the earnings per share calculation:

Three Months Ended
Basic and diluted	September 30, 2023
Net loss	(10,498)
Weighted average number of common shares outstanding	1,136,818
Less: Average unallocated ESOP shares	(90,566)
Weighted average number of common shares outstanding, net	1,046,251
Basic and diluted earnings per common share	$(10.03)

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

4.
Securities Available-for-Sale

The amortized cost and approximate fair value of securities available-for-sale at September 30, 2023 and June 30, 2023 are as follows:

	September 30, 2023 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$23,514	$—	$(3,278)	$20,236
Government National Mortgage Association	239	—	(39)	200
Federal Home Loan Mortgage Corporation	17,229	—	(2,657)	14,572
Total securities available-for-sale	$40,982	$—	$(5,974)	$35,008

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$22,981	$—	$(2,575)	$20,406
Federal Home Loan Mortgage Corporation	18,003	—	(2,333)	15,670
Total securities available-for-sale	$40,984	$—	$(4,908)	$36,076

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at September 30, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

September 30, 2023 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	40,982	35,008
Total securities available-for-sale	$40,982	$35,008

The unrealized losses as of September 30, 2023 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related available-for-sale are as follows:

	September 30, 2023 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$20,236	$(3,278)	$20,236	$(3,278)
Government National Mortgage Association	—	—	200	(39)	200	(39)
Federal Home Loan Mortgage Corporation	—	—	14,572	(2,657)	14,572	(2,657)
Total	$—	$—	$35,008	$(5,974)	$35,008	$(5,974)

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$20,406	$(2,575)	$20,406	$(2,575)
Federal Home Loan Mortgage Corporation	—	—	15,670	(2,333)	15,670	(2,333)
Total	$—	$—	$36,076	$(4,908)	$36,076	$(4,908)

All mortgage-backed securities are U.S. Government agency backed and collateralized by residential mortgages. During the three months ended September 30, 2023, the Company acquired $20.9 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17. During the three months ended September 30, 2022, there were no sales of securities available-for-sale.
5.
Securities Held-to-Maturity

The amortized cost and approximate fair values of securities held-to-maturity at September 30, 2023 (unaudited) and June 30, 2023 are as follows:

	September 30, 2023 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$101,901	$—	$(21,570)	$80,331
Federal Home Loan Mortgage Corporation	53,600	100	(10,721)	42,979
Government National Mortgage Association	315	—	(7)	308
Subordinated Debt	7,750	—	(1,402)	6,348
CMO	2,769	—	(306)	2,463
Foreign Government Bond	300	—	—	300
Annuities	2,287	—	—	2,287
Total securities held-to-maturity	$168,922	$100	$(34,006)	$135,016

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$104,612	$—	$(18,459)	$86,153
Federal Home Loan Mortgage Corporation	55,624	101	(9,014)	46,711
Government National Mortgage Association	332	—	(9)	323
Subordinated Debt	7,750	—	(1,450)	6,300
CMO	2,867	—	(279)	2,588
Total securities held-to-maturity	$171,185	$101	$(29,211)	$142,075

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The amortized cost and fair value of securities held-to-maturity by contractual maturity at September 30, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs which are based on the estimated average life of the securities.

	September 30, 2023 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	7,750	6,300
Due after 10 years	—	—
Mortgage-backed securities	161,172	128,716
Total securities held-to-maturity	$168,922	$135,016

The unrealized losses as of September 30, 2023 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	September 30, 2023 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$730	$(4)	$79,601	$(21,566)	$80,331	$(21,570)
Federal Home Loan Mortgage Corporation	296	(11)	42,683	(10,710)	42,979	(10,721)
Government National Mortgage Association	—	—	308	(7)	308	(7)
Subordinated Debt	—	—	6,348	(1,402)	6,348	(1,402)
CMO	—	—	2,463	(306)	2,463	(306)
Foreign Government Bond	300	—	—	—	300	—
Annuities	2,287	—	—	—	2,287	—
Total	$3,613	$(15)	$131,403	$(33,991)	$135,016	$(34,006)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$1,480	$(7)	$84,673	$(18,452)	$86,153	$(18,459)
Federal Home Loan Mortgage Corporation	21,016	(3,917)	24,885	(5,097)	45,901	(9,014)
Government National Mortgage Association	322	(9)	—	—	322	(9)
Subordinated Debt	—	—	6,300	(1,450)	6,300	(1,450)
CMO	—	—	2,588	(279)	2,588	(279)
Total	$22,818	$(3,933)	$118,446	$(25,278)	$141,264	$(29,211)

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment ("OTTI"). On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that the following securities have a zero expected credit loss as they are all backed by the full faith and credit of the United States Government, or one of its agencies: U.S. government agencies and mortgage-backed securities of U.S. government and government-sponsored agencies.

At September 30, 2023 and June 30, 2023, the Company had $21 and $24, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the three months ended September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
	(Unaudited)
Net losses recognized equity securities	$(3)	$(1)
Less: Net losses recognized on equity securities sold/acquired	—	—
Net unrealized losses recognized on equity securities	$(3)	$(1)

At September 30, 2023 and June 30, 2023, mortgage-backed securities with a carrying value of approximately $1,689 and $3, respectively, were pledged as collateral to secure public funds on deposit. At September 30, 2023, mortgage-backed securities with a total carrying value of $32,026 were pledged as collateral to secure a $20,000 advance under the Federal Reserve's Bank Term Funding Program.

During the three months ended September 30, 2023 and 2022, there were no sales of securities held-to-maturity.

6.
Loans Receivable

Loans at September 30, 2023 and June 30, 2023 are summarized as follows:

	September 30, 2023	June 30, 2023
Owner occupied commercial real estate loans	$60,850	$144
Non-owner occupied commercial real estate loans	75,357	296
Multi-family loans	171,427	10
Commercial and industrial loans	12,789	—
Total commercial loans	320,423	450
Residential mortgage loans	362,704	353,624
Consumer and other loans	12,371	7,349
Total loans	695,498	361,423
Allowance for credit losses	(5,325)	(1,116)
Deferred loan costs, net	2,230	1,945
Loans receivable, net	$692,403	$362,252

The Company engages primarily in the lending of commercial real estate and residential real estate loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The Company engages primarily in the lending of fixed-rate and adjustable-rate real estate commercial and residential loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance.

The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

The Company adopted ASU 2016-13 on July 1, 2023. All disclosures are presented in accordance with ASU 2016-13 as of September 30, 2023. The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended September 30, 2023 and June 30, 2023, prior to the adoption of ASU 2016-13, and information in regards to the allowance for credit losses and the recorded investment in loans receivable by loan class as of September 30, 2023 and June 30, 2023, prior to the adoption of ASU 2016-13:

	September 30, 2023 (Unaudited)
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential	Consumer	Total
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASU 2016-13	—	2	—	—	86	(41)	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,403	538	1,936	154	116	15	4,162
Ending balance	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Loans Receivable:
Ending balance	$60,850	$75,357	$171,427	$12,789	$362,704	$12,371	$695,498
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$144	$—	$144
Ending balance,
Collectively evaluated for impairment	$60,850	$75,357	$171,427	$12,789	$362,560	$12,371	$695,354

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	June 30, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi-Family	Commercial and Industrial	Residential	Consumer	Total
Allowance for Credit Losses:
Beginning balance	$—	$5	$—	$—	$1,036	$75	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	(1)	—	—	3	(2)	—
Ending balance	$—	$4	$—	$—	$1,039	$73	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$4	$—	$—	$1,039	$73	$1,116
Loans Receivable:
Ending balance	$144	$296	$10	$—	$353,624	$7,349	$361,423
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$144	$296	$10	$—	$353,479	$7,349	$361,278

The following table presents the credit risk profile of loans by class of loans as of September 30, 2023:

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	September 30, 2023 (Unaudited)

	2024	2023	2022	2021	2020	Prior	Revolving	Total
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$6,400	$7,670	$8,437	$5,681	$2,027	$30,635	$—	$60,850
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$6,400	$7,670	$8,437	$5,681	$2,027	$30,635	$—	$60,850
Other Commercial Real Estate
Risk Rating
Pass	$226	$4,035	$3,234	$1,781	$11,226	$54,854	$—	$75,356
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$226	$4,035	$3,234	$1,781	$11,226	$54,854	$—	$75,356
Multi-Family
Risk Rating
Pass	$—	$29,618	$26,142	$22,932	$9,423	$83,312	$—	$171,427
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$—	$29,618	$26,142	$22,932	$9,423	$83,312	$—	$171,427
Commercial and Industrial
Risk Rating
Pass	$439	$4,888	$3,175	$218	$1,560	$2,509	$—	$12,789
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$439	$4,888	$3,175	$218	$1,560	$2,509	$—	$12,789
Residential
Risk Rating
Pass	$16,337	$57,379	$79,428	$395	$111,194	$96,976	$—	$361,709
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	144	—	144
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential	$16,337	$57,379	$79,428	$395	$111,194	$97,120	$—	$361,853
Consumer
Risk Rating
Pass	$669	$365	$209	$12	$314	$2,292	$9,361	$13,222
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer	$669	$365	$209	$12	$314	$2,292	$9,361	$13,222

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at September 30, 2023:

	September 30, 2023 (Unaudited)
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$60,850	$—	$—	$—	$60,850
Other commercial real estate	75,357	—	—	—	75,357
Multi-family	171,427	—	—	—	171,427
Commercial and industrial	12,789	—	—	—	12,789
Residential	362,560	—	144	—	362,704
Consumer	12,371	—	—	—	12,371
Total	$695,354	$—	$144	$—	$695,498

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at June 30, 2023, prior to the adoption of ASU 2016-13:

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$144	$—	$—	$—	$144
Other commercial real estate	296	—	—	—	296
Multi-family	10	—	—	—	10
Commercial and industrial	—	—	—	—	—
Residential	353,479	—	145	—	353,624
Consumer	7,349	—	—	—	7,349
Total	$361,278	$—	$145	$—	$361,423

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The following tables present a distribution of the recorded investment and unpaid principal balance of impaired loans and the related allowance as of September 30, 2023 and June 30, 2023, prior to the adoption of ASU 2016-13.

For the Three Months Ended September 30, 2023 (Unaudited)
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	144	144	—	145	—
Consumer	—	—	—	—	—
Total	144	144	—	145	—
With an allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	144	144	—	145	—
Consumer	—	—	—	—	—
Total	$144	$144	$—	$145	$—

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

For the three months ended June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	145	145	—	114	—
Consumer	—	—	—	—	—
Total	145	145	—	114	—
With an allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	—	—	—	—	—
Consumer	—	—	—	—	—
Total	—	—	—	—	—
Total:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential	145	145	—	114	—
Consumer	—	—	—	—	—
Total	$145	$145	$—	$114	$—

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The balance for unfunded commitments was $16 at September 30, 2023. Upon the adoption of ASU 2016-13 on July 1, 2023, the Company recorded an additional reserve for unfunded commitments of $1. For the three months ended September 30, 2023, the Company recorded a provision for unfunded commitments, which resulted in an increase to the reserve for unfunded commitments of $15.

The following table presents the amortized cost of collateral-dependent loans by portfolio segment and type of collateral as of September 30, 2023.

September 30, 2023
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	—	—	—
Residential	144	144	—	—
Consumer	—	—	—	—
Total collateral dependent loans	$144	$144	$—	$—

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

The following tables present the classes of loans summarized by the past due status as of September 30, 2023 and June 30, 2023:

	September 30, 2023 (Unaudited)
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$60,850	$—	$—	$—	$60,850	$—	$—
Other commercial real estate	75,357	—	—	—	75,357	—	—
Multi-family	171,427	—	—	—	171,427	—	—
Commercial and industrial	12,789	—	—	—	12,789	—	—
Residential	362,303	401	—	—	362,704	—	144
Consumer	12,371	—	—	—	12,371	—	—
Total	$695,097	$401	$—	$—	$695,498	$—	$144

	June 30, 2023
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$144	$—	$—	$—	$144	$—	$—
Other commercial real estate	296	—	—	—	296	—	—
Multi-family	10	—	—	—	10	—	—
Commercial and industrial	—	—	—	—	—	—	—
Residential	353,041	383	—	200	353,624	—	145
Consumer	7,349	—	—	—	7,349	—	—
Total	$360,840	$383	$—	$200	$361,423	$—	$145

If nonaccrual loans had performed in accordance with their contractual terms, the Company would have recognized additional income of $4 and $13 for the three months ended September 30, 2023 and 2022, respectively.

At September 30, 2023 and June 30, 2023, the Company had no foreclosed real estate owned.

7.
Premises and Equipment, net

Premises and equipment at September 30, 2023 and June 30, 2023 are summarized as follows:

	September 30, 2023	June 30, 2023
	(Unaudited)
Land	$926	$926
Buildings and leasehold improvements	9,136	7,796
Furniture, fixtures and equipment	5,110	4,608
Total	15,172	13,330
Accumulated depreciation	(9,885)	(9,784)
Net	$5,287	$3,546

Depreciation expense amounted to $102 and $100 for the three months ended September 30, 2023 and 2022, respectively.

8.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended September 30,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$296	$2
Weighted-average remaining lease term, in years	4.0	3.8
Weighted-average discount rate	1.8	3.3

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of September 30, 2023 are as follows:

September 30, 2023	(Dollars in thousands)
2023	$410
2024	1,054
2025	839
2026	504
2027	393
Thereafter	454
Total future minimum lease payments	3,654
Less: imputed interest	(192)
Total	$3,462

9.
Deposits

Deposits at September 30, 2023 and June 30, 2023 consisted of the following:

	September 30, 2023	June 30, 2023
	(Unaudited)
Demand accounts:
Interest-bearing	$205,055	$137,496
Noninterest-bearing	144,183	40,687
Total demand accounts	349,238	178,183
Savings and club	247,555	166,253
Certificates of deposit	280,501	159,481
Total	$877,294	$503,917

Certificates of deposit with balances in excess of the FDIC insurance limit of $250 at September 30, 2023 (unaudited) and June 30, 2023 amounted to approximately $15,832 and $13,433, respectively.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Scheduled maturities of certificates of deposit are as follows:

2023
2024	$254,029
2025	15,910
2026	4,810
2027	3,862
2028	1,890
Total	$280,501

10.
Borrowings

At September 30, 2023 and June 30, 2023, there were no borrowings from the FHLB-NY.

At September 30, 2023 and June 30, 2023, the Company can borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At September 30, 2023 and June 30, 2023, the Company's maximum borrowing capacity was $100,000.

At September 30, 2023 and June 30, 2023, the Company's Board of Directors has authorized borrowings of up to $25,000 from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Company’s qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the events that occurred in the banking industry earlier in 2023. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap (“OIS”) rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. At September 30, 2023 and June 30, 2023, the Company had a $20,000 advance under the BTFP at a borrowing rate of 4.76% with a maturity date of March 29, 2024.

11.
Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

At September 30, 2023, total unfunded loan related commitments, including lines of credit, amounted to $33,916, including $24,027 for unused equity lines of credit and $9,889 to originate and purchase loans, expiring within three months.

At June 30, 2023, total unfunded loan related commitments, including lines of credit, amounted to $30,461, including $23,735 for unused equity lines of credit and $6,726 to originate and purchase loans, expiring within three months.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

12.
Regulatory Capital

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

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

In 2021, the Bank adopted the new community bank leverage ratio framework. This framework simplifies the regulatory capital requirements by requiring the Bank to meet only the Tier 1 capital to average assets (leverage) ratio. The Bank must only maintain a leverage ratio greater than the 9% required minimum to be considered well capitalized under this framework. The Bank can opt out of the new framework and return to the risk-weighting framework at any time.

Market risk, credit risk, operational risk and deposits are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of September 30, 2023, management believes that the Bank meets all capital adequacy requirements to which they are subject. As of September 30, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

					To be Well Capitalized
			For Capital Adequacy		under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollar Amounts in Thousands)
September 30, 2023 (Unaudited):
Tier 1 capital (to average total assets)	$167,989	15.32%	$43,864	4.00%	$98,695	9.00%
June 30, 2023:
Tier 1 capital (to average total assets)	$127,099	19.48%	$26,104	4.00%	$58,735	9.00%

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

13.
Fair Value Measurements and Disclosures

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company’s securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Bank’s available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss. The securities available-for-sale portfolio consists of U.S. government-sponsored enterprise and mortgage-backed securities. The fair values of these securities were obtained from an independent nationally recognized pricing service. The independent pricing service provided prices categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

For financial assets measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023, the fair value measurements by level within the fair value hierarchy used are as follows:

	September 30, 2023 (Unaudited)
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,236	$—	$20,236
Government National Mortgage Association	—	$200	—	200
Federal Home Loan Mortgage Corporation	—	14,572	—	14,572
Equity securities	21	—	—	21
Total	$21	$35,008	$—	$35,029

	June 30, 2023
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,406	$—	$20,406
Federal Home Loan Mortgage Corporation	—	15,670	—	15,670
Equity securities	24	—	—	24
Total	$24	$36,076	$—	$36,100

The classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

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

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2023 and 2022.

Fair Value on a Nonrecurring Basis

The Company discloses fair value information about financial assets, whether or not recognized in the statements of financial condition, for which it is practicable to estimate that value. The fair value of financial assets that are not measured at fair value in the financial statements were based on the exit price notion. The following estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, the estimates below are not necessarily indicative of amounts that could be realized in the marketplace. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2023, were as follows:

	September 30, 2023 (Unaudited)
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$121,111	$121,111	$—	$—
Securities held-to-maturity, at amortized cost	168,922	—	135,016	—
Restricted equity securities, at cost	1,274	—	1,274	—
Loans receivable, net	692,403	—	—	644,127
Accrued interest receivable	2,323	—	1	—
Financial Liabilities:
Deposits	877,294	—	735,640	—
Borrowings	20,000	—	19,929	—

Loans

The fair values of performing loans was estimated by segregating the portfolio into its primary loan categories—owner occupied commercial real estate, other commercial real estate, multi-family, commercial and industrial, residential and consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed/variable). The Company discounts the contractual cash flows for each loan category using interest rates currently being offered for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.

Somerset Savings Bank, SLA and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

Deposits

The fair value of deposits with no defined maturities (e.g. demand deposits, interest-bearing demand accounts, money market accounts and savings accounts) is the amount payable on demand of the liabilities at the reporting date (i.e. their carrying amounts). This approach to estimating fair value excludes the significant benefit that results from the low -cost funding provided by such deposit liabilities, as compared to alternative sources of funding. Deposits with stated maturities (time deposits) have been valued using the present value of cash flows discounted at rates approximating the current market for similar deposits.

Borrowed Funds

The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FRB-NY advances represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview; Completed Stock Offering and Merger

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans.

As previously announced, the conversion of Somerset Savings Bank, SLA from the mutual to stock form of organization and related stock offering by the Company was completed on September 19, 2023. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,364 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of Company common stock are outstanding.

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Savings Bank, SLA, which converted to a commercial bank charter, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

The financial information contained in this Form 10-Q as of and for the three months ended September 30, 2023 is for SR Bancorp and Somerset Regal Bank, unless indicated otherwise. However, due to the timing of the merger noted above, the income statement only includes 11 days of operations of the combined entity. Financial information as of June 30, 2023 and for the three months ended September 30, 2022 is for Somerset Savings Bank, SLA, on a stand-alone basis, unless indicated otherwise.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•
statements of our goals, intentions and expectations;
•
statements regarding our business plans, prospects, growth and operating strategies;
•
statements regarding the quality of our loan and investment portfolios; and
•
estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
•
our ability to integrate the operations of Regal Bank into Somerset Regal Bank in a timely and cost efficient manner;
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
•
fluctuations in real estate values and both residential and commercial real estate market conditions;
•
demand for loans and deposits in our market area;
•
our ability to implement and change our business strategy;
•
competition among depository and other financial institutions;
•
adverse changes in the securities or secondary mortgage markets;
•
changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums or changes in the fiscal or monetary policies of the U.S. Treasury or Board of Governors of the Federal Reserve System;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected;
•
the inability of third-party providers to perform as expected;
•
our inability to successfully integrate acquired employees or operations or achieve the expected level of synergies or cost savings;
•
a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
•
our ability to manage market risk, credit risk and operational risk;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical event;
•
a potential government shutdown;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees; and
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this prospectus.

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

Management believes our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows: allowance for credit losses and the valuation of our deferred tax assets.

Allowance for Credit Losses: The allowance for credit losses (“allowance” or “ACL”), calculated in accordance with ASC 326, that is deducted from the amortized cost basis of loans. The ACL represents an amount that, in management’s judgement, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses.

The Company’s methodology for estimating the allowance includes: (1) a collective quantified reserve that reflects the Company’s historical default and loss experience adjusted for expected economic conditions throughout a reasonable and supportable period and the Company’s prepayment and curtailment rates; (2) collective qualitative factors that consider concentrations of the loan portfolio, expected changes to the economic forecasts, and other factors related to credit administrations, such as loan-to-value ratios; and (3) individual allowances on loans where borrowers are experiencing financial difficulty or when the Company determines that foreclosure is probable.

In calculating the allowance for credit losses, loans are segmented into pools based upon similar characteristics and risk profiles. Common characteristics and risk profiles include the type of loan, underlying collateral, geographical similarity and historical or expected credit loss patterns. The Company applies two methodologies to estimate the allowance on its pooled portfolio segments: a cohort method based on common characteristics and the weighted average remaining life method. The models related to these methodologies utilize the Company’s historical default and loss experience adjusted for future economic forecasts. The reasonable and supportable forecast period represents a one-year economic outlook for the applicable economic variables.

In some cases, management may determine that an individual loan exhibits unique risk characteristics that differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk rating of the loan and economic conditions affecting the borrower, among other things.

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor (“Q-Factor”) adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making Q-Factor adjustments include, among other things; the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of a loan or the loan pools and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and other factors such as the regulatory, legal and environmental events, among other considerations. Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment and changes in the financial condition of borrowers.

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

Comparison of Financial Condition at September 30, 2023 and June 30, 2023

Total Assets. Total assets increased $457.0 million, or 70.1%, to $1.11 billion at September 30, 2023 from $651.5 million at June 30, 2023. The increase was primarily the result of the acquisition of Regal Bancorp, and its wholly-owned subsidiary Regal Bank, on September 19, 2023, which had $429.4 million of assets at the time of the acquisition. The increase was also due to net proceeds of $86.9 million obtained from the completion of the Company’s stock offering on the same date.

Cash and Cash Equivalents. Cash and cash equivalents increased $78.7 million, or 185.3%, to $121.1 million at September 30, 2023 from $42.4 million at June 30, 2023 due to $49.7 million of cash and cash equivalents acquired from the Regal Bancorp acquisition and the net proceeds retained from the stock offering.

Securities Available-for-Sale. Total securities available-for-sale decreased $1.1 million, or 3.0%, to $35.0 million at September 30, 2023 from $36.1 million at June 30, 2023. The Company acquired $20.9 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a gain of $17,000.

Securities Held-to-Maturity. Total securities held-to-maturity decreased $2.3 million, or 1.3%, to $168.9 million at September 30, 2023 from $171.2 million at June 30, 2023 as the maturities of securities during the period more than offset the acquisition of $2.6 million of held-to-maturity securities from the Regal Bancorp acquisition.

Loans. Loans held for investment, net, increased $330.2 million, or 91.1%, to $692.4 million at September 30, 2023 from $362.3 million at June 30, 2023. The Company acquired $336.0 million of total loans from the Regal Bancorp acquisition, primarily consisting of $311.9 million of commercial and multi-family real estate loans and $17.0 million of commercial loans. As a result of the acquisition, the composition of the loan portfolio changed significantly from June 30, 2023. The percentage of residential mortgage loans to total loans decreased from 97.8%

at June 30, 2023 to 52.2% at September 30, 2023. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) 46.1% of loans at September 30, 2023.

Total Liabilities. Total liabilities increased $384.6 million, or 72.6%, to $914.0 million at September 30, 2023 from $529.4 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $379.9 million of liabilities at the time of the acquisition.

Deposits. Deposits increased $373.4 million, or 74.1%, to $877.3 million at September 30, 2023 from $503.9 million at June 30, 2023. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit.

Borrowings. We had $20.0 million of borrowings at September 30, 2023 and June 30, 2023, respectively.

Total Equity. Total equity increased $72.4 million, or 59.3%, to $194.5 million at September 30, 2023 from $122.1 million at June 30, 2023. The increase resulted from $49.4 million in stockholders’ equity from the Regal Bancorp acquisition and the net proceeds from the Company’s stock offering, offset by a net loss of $10.9 million for the period and additional other comprehensive loss of $1.1 million.

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

General. Net income decreased $10.9 million to a loss of $10.5 million for the three months ended September 30, 2023 from net income of $354,000 for the three months ended September 30, 2022. The decrease was caused primarily by a $5.4 million charitable contribution as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $906,000 in cash. The decrease was also due to a $4.2 million provision for credit losses for the three months ended September 30, 2023 compared to no provision in the previous year and $3.9 million in noninterest expenses related to the acquisition of Regal Bancorp (other than the charitable foundation contribution), partially offset by a $718,000 increase in net interest income, a $172,000 increase in noninterest income and a $2.0 million decrease in income taxes. Excluding the one-time merger related expenses totaling $3.9 million, the $4.2 million provision for credit losses and the charitable contribution of $5.4 million on an after-tax basis, the Company would have reported net income of $701,000 for the three months ended September 30, 2023.

Interest Income. Interest income increased $1.8 million, or 49.1%, to $5.5 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase resulted primarily from a $1.2 million, or 44.5%, increase in interest income on loans and a $760,000 increase in interest income on other assets, offset by a $90,000, or 9.5%, decrease in interest income on securities. The average balance of loans increased $66.1 million, or 19.5%, to $405.6 million for the three months ended September 30, 2023, compared to $339.5 million for the three months ended September 30, 2022. In addition, the average yield on the loan portfolio increased 64 basis points to 3.70% for the three months ended September 30, 2023 from 3.06% for the three months ended September 30, 2022. The average balance of securities decreased $31.6 million, or 13.3%, to $205.9 million for the three months ended September 30, 2023, compared to $237.5 million for the three months ended September 30, 2022. This decrease was offset by an increase of seven basis points in the average yield of securities to 1.67% for the three months ended September 30, 2023 from 1.60% for the three months ended September 30, 2022. The increase in the interest income on other assets was due to a 278 basis point increase in the average yield of other assets from 2.07% for the three months ended September 30, 2022 to 4.85% for the three months ended September 30, 2023 and a $43.8 million, or 133.2%, increase in the average balance of other assets from $32.9 million for the three months ended September 30, 2022 to $76.7 million for the three months ended September 30, 2023.

Interest Expense. Interest expense increased $1.1 million, or 382.1%, to $1.4 million for the three months ended September 30, 2023 from $290,000 for the three months ended September 30, 2022. The increase in interest expense resulted from an increase in interest expense on deposits. The average rate paid on certificates of deposit increased 180 basis points to 2.47% for the three months ended September 30, 2023 from 0.67% for the three months ended September 30, 2022 and the average balance of certificates of deposit increased $33.5 million, or 23.5%, to $176.1 million for the three months ended September 30, 2023 from $142.5 million for the three months ended September 30, 2022. This increase was offset by a decrease in the average balance of savings and club accounts of $17.8 million, or 9.5%, to $169.8 million for the three months ended September 30, 2023 from $187.6 million for the three months ended September 30, 2022 and a decrease in the average balance of interest-bearing demand deposits of $5.8 million, or 4.0%, to $140.3 million for the three months ended September 30, 2023 from $146.1 million for the three months ended September 30, 2022. The average rate paid on interest-bearing demand deposits increased seven basis points to 0.13% for the three months ended September 30, 2023 from 0.06% for the three months ended September 30, 2022.

Net Interest Income. Net interest income increased $718,000, or 21.0%, to $4.1 million for the three months ended September 30, 2023 from $3.4 million for the three months ended September 30, 2022. Our net interest rate spread decreased seven basis points to 2.12% for the three months ended September 30, 2023 from 2.19% for the three months ended September 30, 2022 while our net interest margin increased 16 basis points to 2.41% for the three months ended September 30, 2023 from 2.25% for the three months ended September 30, 2022. Net interest-earning assets increased $48.0 million, or 35.9%, to $181.7 million for the three months ended September 30, 2023 from $133.6 million for the three months ended September 30, 2022. The increases in our net interest rate spread and our net interest margin were primarily a result of the decreasing cost of interest-bearing liabilities outpacing the increasing yield on interest-earning assets.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $24,000 and $63,000 for the three months ended September 30, 2023 and 2022, respectively.

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$405,616	$3,755	3.70%	$339,476	$2,599	3.06%
Securities	205,866	858	1.67%	237,515	948	1.60%
Other	76,731	930	4.85%	32,907	170	2.07%
Total interest-earning assets	688,214	5,543	3.22%	609,897	3,717	2.44%
Noninterest-earning assets	43,380			38,753
Total assets	$731,594			$648,650
Interest-bearing liabilities:
Savings and club accounts	$169,819	24	0.06%	$187,636	29	0.06%
Interest-bearing demand accounts	140,341	47	0.13%	146,093	23	0.06%
Certificates of deposit	176,075	1,087	2.47%	142,528	239	0.67%
Total interest-bearing deposits	486,235	1,158	0.95%	476,257	290	0.24%
Federal Home Loan Bank advances	—	—	—	—	0	—
Other borrowings	20,306	240	4.73%	—	0	—
Total interest-bearing liabilities	506,540	1,398	1.10%	476,257	290	0.24%
Noninterest-bearing deposits	79,442			44,006
Other noninterest-bearing liabilities	15,986			11,282
Total liabilities	601,968			531,545
Equity	129,626			117,105
Total liabilities and equity	$731,594			$648,650
Net interest income		$4,145			$3,427
Net interest rate spread (1)			2.12%			2.19%
Net interest-earning assets (2)	$181,673			$133,640
Net interest margin (3)			2.41%			2.25%
Average interest-earning assets to interest-bearing liabilities	135.87%			128.06%

(1)
Annualized.
(2)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the tables below.

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$2,025	$(869)	$1,156
Securities	(505)	415	(90)
Other	(155)	915	760
Total interest-earning assets	1,365	461	1,826
Interest-bearing liabilities:
Savings and club accounts	(11)	6	(5)
Interest-bearing accounts	(80)	104	24
Certificates of deposit	225	624	849
Federal Home Loan Bank advances	—	—	—
Other borrowings	240	—	240
Total interest-bearing liabilities	374	734	1,108
Change in net interest income	$991	$(273)	$718

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses and make provisions for credit losses on a monthly basis.

Based on our evaluation of the above factors, we recorded a provision for credit losses of $4.2 million for the three months ended September 30, 2023 compared to no provision for the three months ended September 30, 2022. The absence of a provision for credit losses for the three months ended September 30, 2022 reflects that we had only $150,000 of non-performing loans and no classified loans at September 30, 2022 and no charge-offs for the three months ended September 30, 2022. Our allowance for credit losses as a percentage of total loans was 0.77% at September 30, 2023 compared to 0.31% at September 30, 2022, reflecting the establishment of a general credit reserve for the newly acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at September 30, 2023 and September 30, 2022.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$171	$163	$8	4.9%
Increase in cash surrender value of bank-owned life insurance	175	159	16	10.1%
Fees and service charges on loans	5	5	—	—
Unrealized gain on equity securities	(3)	—	(3)	—
Other	165	14	151	1078.6%
Total noninterest income	$513	$341	$172	50.4%

Noninterest income increased $172,000, or 50.4%, to $513,000 for the three months ended September 30, 2023 from $341,000 for the three months ended September 30, 2022, primarily as a result of an increase of $152,000 in other income due to the net amortization and accretion recorded of the fair value adjustments established against our acquired loans and deposits.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended September 30,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,544	$1,984	$2,560	129.0%
Occupancy	237	187	50	26.7%
Furniture and equipment	161	138	23	16.7%
Data processing	807	301	506	168.1%
Advertising	57	51	6	11.8%
Federal deposit insurance premiums	83	39	44	112.8%
Directors fees	88	101	(13)	(12.9)%
Professional fees	854	303	551	181.8%
Insurance	116	42	74	176.2%
Telephone, postage and supplies	84	76	8	10.5%
Other expenses	5,906	147	5,759	3917.7%
Total noninterest expense	$12,937	$3,369	$9,568	284.0%

Noninterest expense increased $9.6 million, or 284%, to $12.9 million for the three months ended September 30, 2023 from $3.4 million for the three months ended September 30, 2022, primarily as a result of a $5.4 million charitable contribution, captured within other expenses, as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $906,000 in cash. The increase was also due to an increase in salaries and employee benefits for change in control payments totaling $2.6 million related to the Merger, an increase in professional fees for merger expenses totaling $728,000, an increase in data processing expenses primarily due to the payment of a $414,000 early termination fee related to the acquisition of Regal Bancorp, and additional miscellaneous expenses related to the Merger totaling $72,000.

Income Tax Expense. The benefit for income taxes was $2.0 million for the three months ended September 30, 2023, compared to a tax expense of $399,000 for the three months ended September 30, 2022. Our effective tax rate was 15.6% for the three months ended September 30, 2022, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

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

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+400	$131,177	$(75,736)	(36.60)%
+300	148,390	(58,524)	(28.28)%
+200	171,185	(35,729)	(17.27)%
+100	192,804	(14,109)	(6.82)%
—	206,913	—	—
-100	215,958	9,045	4.37%
-200	220,259	13,345	6.45%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 17.3% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.45% increase in EVE.

Change in Net Interest Income. The following table sets forth, at September 30, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2023
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
+400	$31,139	$(2,982)	$39,646	$(2,144)
+300	31,854	(2,267)	40,100	(1,690)
+200	33,515	(606)	42,256	466
+100	35,131	1,011	43,473	1,683
—	34,121	—	41,790	—
-100	32,445	(1,676)	38,784	(3,006)
-200	30,644	(3,477)	35,435	(6,355)

The table above indicates that at September 30, 2023, we would have experienced an 1.8% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 10.2% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to collateralize borrowings in the wholesale markets or borrow advances from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At September 30, 2023, this ratio was 13.8%. We believe that we have enough sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2023. We anticipate that we will maintain higher liquidity levels following the completion of the stock offering.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;

(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2023, cash and cash equivalents totaled $121.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $35.0 million at September 30, 2023.

At September 30, 2023, we had $5.8 million in outstanding loan commitments and $23.5 million of unused lines of credit. Certificates of deposit due within one year of September 30, 2023 totaled $254.0 million, or 29.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) and advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after September 30, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the three months ended September 30, 2023, we originated $22.4 million of loans, of which purchased loans comprised $11.0 million. We had no purchases of securities classified as held to maturity during the three months ended September 30, 2023.

Financing activities consist primarily of activity in deposit accounts. Deposits increased $373.4 million, or 74.1%, to $877.3 million at September 30, 2023 from $503.9 million at June 30, 2023. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had a $20.0 million outstanding borrowing with the Federal Reserve Bank at September 30, 2023 and June 30, 2023.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2023, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

The net proceeds from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity will be adversely affected following the offering.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding material risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SR Bancorp, Inc.

Date: November 15, 2023	By:	/s/ William P, Taylor
William P. Taylor
Chief Executive Officer

Date: November 15, 2023	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer