Form 10-Q
period 2023-12-31
SR Bancorp, Inc.
filed 2024-02-14
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

As of February 14, 2024, the registrant had 9,507,930 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2023 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	December 31,	June 30,
	2023	2023
	(Unaudited)
Assets
Cash and due from banks	$15,160	$8,657
Interest-bearing deposits at other banks	68,737	33,792
Federal funds sold	6,341	—
Total cash and cash equivalents	90,238	42,449
Securities available-for-sale, at fair value	34,783	36,076
Securities held-to-maturity, at amortized cost	165,190	171,185
Equity securities, at fair value	26	24
Loans receivable, net of allowance for credit losses of $5,218 and $1,116, respectively	695,751	362,252
Premises and equipment, net	5,131	3,546
Right-of-use asset	3,057	19
Restricted equity securities, at cost	1,274	726
Accrued interest receivable	2,548	1,189
Bank owned life insurance	36,594	28,714
Goodwill and intangible assets	29,032	—
Other assets	11,316	5,306
Total assets	$1,074,940	$651,486
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$120,808	$40,687
Interest-bearing	722,503	463,230
Total deposits	843,311	503,917
Borrowings	20,000	20,000
Advance payments by borrowers for taxes and insurance	4,161	4,313
Accrued interest payable	907	—
Lease liability	3,137	19
Other liabilities	5,443	1,153
Total liabilities	876,959	529,402
Equity
Common stock, $0.01 par value, 55,000,000 authorized; 9,507,930 and — shares issued, respectively	95	—
Additional paid-in capital	91,449	—
Retained earnings	118,174	127,099
Unearned compensation ESOP	(7,226)	—
Accumulated other comprehensive loss	(4,511)	(5,015)
Total stockholders' equity	197,981	122,084
Total liabilities and stockholders' equity	$1,074,940	$651,486

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$10,186	$2,739	$13,941	$5,338
Securities:			—
Taxable	852	934	1,710	1,882
Non-taxable	—	—	—	—
Federal funds sold	71	—	81	—
Interest bearing deposits at other banks	1,177	220	2,097	390
Total interest income	12,286	3,893	17,829	7,610
Interest Expense
Deposits:
Demand	335	25	382	48
Savings and time	2,692	417	3,803	684
Borrowings	240	—	480	—
Total interest expense	3,267	442	4,665	732
Net Interest Income	9,019	3,451	13,164	6,878
Provision Expense (Credit) for Credit Losses	(107)	—	4,055	—
Net Interest (Expense) Income After Provision (Credit) For Credit Losses	9,126	3,451	9,109	6,878
Noninterest Income
Service charges and fees	212	182	383	345
Increase in cash surrender value of bank owned life insurance	233	162	408	328
Fees and service charges on loans	6	6	11	11
Unrealized gain on equity securities	5	2	2	2
Realized gain on sale of investments	31	—	14	—
Other	(122)	1	60	15
Total noninterest income	365	353	878	701
Noninterest Expense
Salaries and employee benefits	3,875	2,022	8,419	4,006
Occupancy	665	175	902	362
Furniture and equipment	228	132	389	270
Data Processing	634	297	1,441	598
Advertising	72	57	129	108
FDIC premiums	145	39	228	78
Directors fees	97	76	185	177
Professional fees	564	253	1,418	556
Insurance	108	43	224	85
Telephone, postage and supplies	97	80	181	156
Other	991	155	6,897	309
Total noninterest expense	7,476	3,329	20,413	6,705
Income (Loss) Before Income Tax Expense	2,015	475	(10,426)	874
Income Tax Expense (Benefit)	408	76	(1,535)	121
Net Income (Loss)	1,607	399	(8,891)	753
Basic earnings per share	$0.18	$—	$(1.81)	$—
Diluted earnings per share	$0.18	$—	$(1.81)	$—
Weighted average number of common shares outstanding - basic	8,767,897	—	4,907,229	—
Weighted average number of common shares outstanding - diluted	8,767,897	—	4,907,229	—

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(Unaudited)
Net Income (Loss)	$1,607	$399	$(8,891)	$753
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available-for-sale, net of income tax (expense) benefit of $(448), $(183), $(297) and $376, respectively	1,274	520	827	(1,073)
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax (expense) benefit of $(114), $258, $126 and $(62), respectively	293	(659)	(323)	160
Total other comprehensive income (loss)	1,567	(139)	504	(913)
Total comprehensive income (loss)	$3,174	$260	$(8,387)	$(160)

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For Three and Six Months Ended December 31, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2022	$—	$—	$125,546		$(7,315)	$118,231
Net income	—	—	354	—	—	354
Other comprehensive loss, net of tax	—	—	—	—	(774)	(774)
Balance, September 30, 2022	$—	$—	$125,900	$—	$(8,089)	$117,811
Net income	$—	$—	$399	$—	$—	$399
Other comprehensive loss, net of tax	—	—	—	—	(139)	(139)
Balance, December 31, 2022	$—	$—	$126,299	$—	$(8,228)	$118,071

Balance, July 1, 2023	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	(10,498)	—	—	(10,498)
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	95	91,491	—	—	—	91,586
Unearned ESOP shares, 760,634 shares	—	—	—	(7,606)	—	(7,606)
ESOP shares committed for allocation to participants, 1,162 shares	—	(1)	—	11	—	10
Other comprehensive loss, net of tax	—	—	—	—	(1,063)	(1,063)
Balance, September 30, 2023	$95	$91,490	$116,567	$(7,595)	$(6,078)	$194,479
Net income	—	—	1,607	—	—	1,607
ESOP shares committed for allocation to participants, 36,870 shares	—	(41)	—	369	—	328
Other comprehensive income, net of tax	—	—	—	—	1,567	1,567
Balance, December 31, 2023	$95	$91,449	$118,174	$(7,226)	$(4,511)	$197,981

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2023 and 2022 (Unaudited)

(Dollars in Thousands)

	Six Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(8,891)	$753
Adjustments to reconcile net (loss) income to net cash (used in) provided by by operating activities:
Provision for credit losses	4,055	—
Depreciation	299	206
Deferred income tax benefit	(2,030)	(319)
Accretion of acquisition fair value adjustments, net	(2,091)	—
Amortization of core deposit intangible asset	509	—
Net amortization of premiums and discounts on securities	148	334
Net amortization of deferred loan fees, costs and discounts	250	319
Income from cash surrender value of bank owned life insurance	(408)	(328)
Stock-based compensation expense	338	—
Unrealized gain on equity securities	(2)	(2)
Realized gain on sale of investments	(14)	—
(Increase) decrease in:
Accrued interest receivable	(145)	(116)
Other assets	200	(745)
Other liabilities	767	625
Net cash (used in) provided by operating activities	(7,015)	727
Cash Flows from Investing Activities
Proceeds from sales, maturities and principal repayments of securities available- for-sale	14,889	5,324
Proceeds from maturities and principal repayments of securities held-to- maturity	8,437	9,732
Purchase of securities held-to-maturity	—	(894)
Proceeds from time deposits in other financial institutions	8,810	—
Net increase in loans receivable	(13,564)	(23,377)
Purchase of premises and equipment	(314)	(360)
Cash paid for acquisition	(69,538)	—
Cash received from acquisition	55,294	—
Net cash provided by (used in) investing activities	4,014	(9,575)
Cash Flows from Financing Activities
Net (decrease) increase in interest bearing deposits	(27,068)	1,866
Net decrease in non-interest bearing deposits	(5,970)	(1,176)
Net increase in advance payments by borrowers for taxes and insurance	(152)	(51)
Proceeds from issuance of common stock	83,980	—
Net cash provided by financing activities	50,790	639
Net increase (decrease) in cash and cash equivalents	47,789	(8,209)
Cash and Cash Equivalents, Beginning of Period	42,449	35,344
Cash and Cash Equivalents, End of Period	$90,238	$27,135
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$3,576	$732
Income taxes paid	$475	$90
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	$372,739	$—
Goodwill recorded at merger	$20,477	$—
Fair value of liabilities assumed	$378,972	$—

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Conversion, Stock Offering and Merger

The conversion of Somerset Savings Bank, SLA from the mutual to stock form of organization and related stock offering by SR Bancorp, Inc. (the "Company"), the holding company for Somerset Savings Bank, SLA, was completed on September 19, 2023. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,634 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of Company common stock were outstanding.

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

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed community bank, the Bank provides customary retail and commercial banking services to individuals, businesses and local municipalities through its 17 full-service branch locations.

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

Basis of Presentation and Use of Estimates

The financial information contained in this Quarterly Report on Form 10-Q as of and for the three and six months ended December 31, 2023 is for the Company and the Bank, unless indicated otherwise. However, due to the timing of the Merger, the income statement only includes operations of the combined entity since September 19, 2023. Financial information as of June 30, 2023 and for the three and six months ended December 31, 2022 is for Somerset Savings Bank, SLA, on a stand-alone basis.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Material estimates that are particularly susceptible to significant changes relate to the allowance for credit losses and the valuation of our deferred tax assets. Management believes that the evaluation of the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area.

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

Notes 4 and 5 discuss the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings and the purchase of government-sponsored agency securities, backed by the full faith and credit of the United States.

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

Adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses ("ASC 326")

On July 1, 2023, the Company adopted ASC 326 ("CECL"), which requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that was in use through June 30, 2023. Under this guidance, an entity measures all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The CECL model applies to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The Company recorded the effect of implementing CECL using a modified-retrospective approach through a cumulative effect adjustment through retained earnings as of July 1, 2023, the beginning of the reporting period in which CECL became effective. The adoption of the new standard resulted in an increase to the allowance for credit losses on loans of $34. No allowances were recorded for investment securities or unfunded lending commitments, as the estimates of those losses were de minimus. At December 31, 2023 and June 30, 2023, the Company had only one nonaccrual loan of $145 that was originated in 2006, respectively.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income/loss component of equity.

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

Following the completion of the Merger, the loans receivable portfolio was segmented as follows: multi-family real estate loans, owner occupied commercial real estate loans, other commercial real estate loans, commercial and industrial loans, residential mortgage loans and consumer loans.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company estimates expected credit losses using a combination of the cohort method and weighted average remaining maturities method. The loan portfolio is segmented into pools of loans by similar attributes and risk characteristics, as of a particular point in time, to which expected losses are calculated over their remaining lives, or until sufficiently attrited (i.e., have reached an acceptable stage at which a significant majority of all losses are expected to have been recognized). Each model factors historical loss rates into quantitative adjustments, to which management applies qualitative adjustments.

The ACL is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all credit losses.

Mortgage loans are secured by the borrower’s residential or non-residential real estate in a first lien position. Mortgage loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Commercial real estate loans consist of multi-family real estate, owner-occupied, mixed use and other commercial real estate, as well as other commercial loans. Commercial and industrial loans are extended to businesses as either unsecured or secured by various types of collateral, such as accounts receivable, inventory, equipment and/or real estate. Consumer loans are primarily home equity loans and are generally secured by the borrower’s personal residence in a second lien position.

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

With the adoption of ASU 2016-13, loans that do not share risk characteristics with existing pools are evaluated on an individual basis, such as collateral dependent loans. The Company considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The discount rate used to compute the lease liability is the implicit rate in the lease contract, if readily determinable, or the Company's incremental borrowing rate. The implicit rates of our operating leases are not readily determinable, therefore the Company uses its incremental borrowing rate at the commencement date of each lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

For all underlying classes of assets, the Company has elected to not recognize right-of-use assets and lease liabilities for leases that have a term of 12 months or less at lease commencement. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are also deemed short-term leases. The Company recognizes short-term lease costs on a straight-line basis over the lease term.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Equity Securities

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of December 31, 2023 and June 30, 2023. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of New York (the “FHLB”), Atlantic Community Bankers Bank (“ACBB”) and Bankers Compliance Group (“BCG”).

At December 31, 2023 and June 30, 2023, the Company held $1.3 million and $726, in stock of the FHLB of New York, respectively. At December 31, 2023 and June 30, 2023, the Company held $120 and $0, in stock of ACBB, respectively. At December 31, 2023 and June 30, 2023, the Company held $428 and $0, in stock of the BCG.

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

Management believes no impairment charge was necessary related to the FHLB stock as of December 31, 2023 (unaudited) or June 30, 2023.

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

Goodwill and Other Intangible Assets

The Company acquired goodwill through the acquisition of Regal Bancorp that is tested for impairment and adjusted as conditions warrant. At December 31, 2023, goodwill was $20.5 million. No impairment loss was recognized during the six months ended December 31, 2023.

The Company acquired a core deposit premium intangible through the acquisition of Regal Bancorp that is amortized on an accelerated basis over ten years. At December 31, 2023, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $505.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as a non-interest expense in the consolidated statement of income. Advertising expense was approximately $129 and $108 for the six months ended December 31, 2023 and 2022, respectively.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the asset that is not likely to be realized. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits at December 31, 2023 or June 30, 2023.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. No interest and penalties were recorded during the six months ended December 31, 2023 or 2022.

Retirement Benefits

The Bank has a funded noncontributory defined benefit pension plan that covered substantially all employees meeting certain eligibility requirements as of April 30, 2023. The cost of the pension plan is based on actuarial computations of current and future benefits for employees. The Bank froze the pension plan with respect to participation and benefit accounts effective as of April 30, 2023.

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

The Bank also maintains a 401(k) Plan. Eligible employees who are at least 21 years old become participants in the 401(k) Plan after they have been employed for six consecutive months. Under the 401(k) Plan, a participant may elect to defer, on a pre-tax basis, between 2% and 100% of their eligible compensation. In addition to salary deferral contributions, the Bank makes contributions equal to 3% of the participant’s plan compensation. A participant is immediately 100% vested in his or her salary deferral contributions and employer contributions.

Employee Stock Ownership Plan (the “ESOP”)

As part of the Conversion and stock offering, the Bank established the Somerset Regal Bank Employee Stock Ownership Plan to provide eligible employees of the Bank the opportunity to own Company stock. The ESOP is a tax-qualified retirement plan for the benefit of Bank employees. The ESOP was funded through the purchase of 760,634 shares through a loan from the Company. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. The Company records compensation expense for the ESOP equal to fair market value of shares when they are committed to be released from the suspense account to participants' accounts under the plan.

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike previous U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASU 2016-02 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Company on July 1, 2022, though early adoption was permitted. The Company adopted ASC 842 during the first

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

quarter of the fiscal year ended June 30, 2023, at which time the Company maintained only one equipment lease with an initial term greater than 12 months and had determined that the impact on its consolidated financial statements was not material. Upon completion of the Merger, the Company acquired 10 operating leases for office space. As of December 31, 2023, the Company had not entered into any material leases that have not yet commenced.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted ASU No. 2016-13 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47, an increase in deferred tax assets of $13, and a decrease in retained earnings of $34 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for available-for-sale securities on July 1, 2023 as the investment portfolio consists almost entirely of debt securities implicitly backed by the full faith of the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through February 14, 2024, the date the financial statements were available to be issued.

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp, Inc. and its wholly-owned subsidiary Regal Bank. Pursuant to the terms of the Merger Agreement, Regal Bancorp merged with and into the Company, with the Company as the resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Bank, which had converted to a commercial bank charter, with Somerset Bank as the surviving entity, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September 19, 2023 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $20.5 million and a core deposit intangible of $9.1 million. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through September 19, 2024. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Items that could be subject to adjustment include credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

Merger-related expenses of $3,856 for the three months ended September 30, 2023 are recorded in the consolidated statements of income and are expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As recorded by Regal Bancorp	Fair value adjustments		As recorded at acquisition
Consideration paid (3,023,369 Regal Bancorp shares at $23.00 per share)				69,538
Assets Acquired
Cash and cash equivalents	$55,294	$—		$55,294
Time deposits in other financial institutions	8,810			8,810
Securities available-for-sale, at fair value	12,487			12,487
Securities held-to-maturity, at amortized cost	2,587			2,587
Federal Home Loan Bank stock and other restricted stock	548			548
Loans receivable, net	335,971	(14,371)	(a)	321,600
Allowance for credit losses	(4,076)	4,076	(b)	—
Accrued interest receivable	1,214			1,214
Premises and equipment, net	1,570			1,570
Right-of-use asset	3,416			3,416
Goodwill	1,047	(1,047)	(c)	—
Core deposit intangible	26	9,038	(d)(e)	9,064
Deferred costs	224	(224)	(f)	—
Bank owned life insurance	7,470			7,470
Net deferred tax asset	1,766	(91)	(g)	1,675
Other assets	2,298			2,298
Total assets acquired	$430,652	$(2,619)		$428,033

Liabilities assumed
Deposits	$373,174	$(1,299)	(h)	$371,875
Lease liability	3,444			3,444
Deferred compensation	1,521			1,521
Accrued expenses and other liabilities	2,132			2,132
Total liabilities assumed	$380,271	$(1,299)		$378,972
Net assets acquired				$49,061
Goodwill recorded at merger				20,477

(a)
Adjustment for interest rate and credit risk to reduce loans to fair value, to be amortized as an increase to interest income over their remaining term
(b)
Elimination of Regal Bank allowance for loan losses.
(c)
Elimination of pre-existing goodwill.
(d)
Recording of new intangible asset for the fair value of core deposits, to be amortized on an accelerated basis over the estimated average life of the deposit base.
(e)
Elimination of pre-existing intangible asset for the fair value of core deposits.
(f)
Elimination of deferred costs
(g)
Recording of the deferred income tax effects of fair value adjustments.
(h)
Adjustment to reduce time deposits to fair value, to be amortized as an increase to interest expense over their remaining term.

During the three months ended September 30, 2023, the Company recorded one-time merger-related expenses of $3.9 million, consisting of $2.6 million for change in control payments, $612 for investment banking services, $414 related to the termination of a data processing contract, $99 for legal related expenses, $42 for severance payments, $17 in other professional services and $30 in other miscellaneous expenses. In addition, the Company recorded a $5.4 million charitable contribution expense for the establishment of the Somerset Regal Charitable Foundation, as well as a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

3.
Earnings Per Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents outstanding for the three and six months ended December 31, 2023. Earnings per share data is not applicable for the three and six months ended December 31, 2022 because the Company had not yet been formed and had no shares outstanding.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net income (loss) applicable to common shares	$1,607	$—	$(8,891)	$—
Weighted average number of common shares outstanding	9,507,930	—	5,322,374	—
Less: Average unallocated ESOP shares	(740,033)	—	(415,145)	—
Weighted average number of common shares outstanding, net	8,767,897	—	4,907,229	—
Basic and diluted earnings per common share	$0.18	$—	$(1.81)	$—

4.
Securities Available-for-Sale

The amortized cost and approximate fair value of securities available-for-sale at December 31, 2023 and June 30, 2023 are as follows:

	December 31, 2023 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$21,974	$102	$(2,073)	$20,003
Government National Mortgage Association	193	12	—	205
Federal Home Loan Mortgage Corporation	16,399	—	(1,824)	14,575
Total securities available-for-sale	$38,566	$114	$(3,897)	$34,783

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$22,981	$—	$(2,575)	$20,406
Federal Home Loan Mortgage Corporation	18,003	—	(2,333)	15,670
Total securities available-for-sale	$40,984	$—	$(4,908)	$36,076

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at December 31, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and collateralized mortgage obligations ("CMOs"), which are based on the estimated average life of the securities.

December 31, 2023 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	38,566	34,783
Total securities available-for-sale	$38,566	$34,783

The unrealized losses as of December 31, 2023 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related available-for-sale are as follows:

	December 31, 2023 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$18,437	$(2,015)	$18,437	$(2,015)
Government National Mortgage Association	—	—	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	14,573	(1,882)	14,573	(1,882)
Total	$—	$—	$33,010	$(3,897)	$33,010	$(3,897)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$20,406	$(2,575)	$20,406	$(2,575)
Federal Home Loan Mortgage Corporation	—	—	15,670	(2,333)	15,670	(2,333)
Total	$—	$—	$36,076	$(4,908)	$36,076	$(4,908)

All mortgage-backed securities are U.S. Government agency backed and collateralized by residential mortgages. During the six months ended December 31, 2023, the Company acquired $21.3 million of available-for-sale securities from the Regal Bancorp acquisition. The Company did not purchase any other available-for-sale securities during the three and six months ended December 31, 2023. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17. During the six months ended December 31, 2023, there were no sales of securities available-for-sale.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.
Securities Held-to-Maturity

The amortized cost and approximate fair values of securities held-to-maturity at December 31, 2023 (unaudited) and June 30, 2023 are as follows:

	December 31, 2023 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$99,512	$4	$(15,894)	$83,622
Federal Home Loan Mortgage Corporation	52,424	9	(7,798)	44,635
Government National Mortgage Association	300	—	(2)	298
Subordinated Debt	7,750	—	(1,547)	6,203
CMO	2,623	—	(215)	2,408
Foreign Government Bonds	300	—	—	300
Annuities	2,281	—	—	2,281
Total securities held-to-maturity	$165,190	$13	$(25,456)	$139,747

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$104,612	$—	$(18,459)	$86,153
Federal Home Loan Mortgage Corporation	55,624	101	(9,014)	46,711
Government National Mortgage Association	332	—	(9)	323
Subordinated Debt	7,750	—	(1,450)	6,300
CMO	2,867	—	(279)	2,588
Total securities held-to-maturity	$171,185	$101	$(29,211)	$142,075

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2023 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	December 31, 2023 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$100	$100
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	7,750	6,203
Due after 10 years	—	—
Mortgage-backed securities	157,140	133,244
Total securities held-to-maturity	$165,190	$139,747

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The unrealized losses as of December 31, 2023 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	December 31, 2023 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$83,622	$(15,894)	$83,622	$(15,894)
Federal Home Loan Mortgage Corporation	—	—	44,224	(7,798)	44,224	(7,798)
Government National Mortgage Association	—	—	298	(2)	298	(2)
Subordinated Debt	—	—	6,203	(1,547)	6,203	(1,547)
CMO	—	—	2,408	(215)	2,408	(215)
Foreign Government Bonds	—	—	—	—	—	—
Annuities	—	—	—	—	—	—
Total	$—	$—	$136,755	$(25,456)	$136,755	$(25,456)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$1,480	$(7)	$84,673	$(18,452)	$86,153	$(18,459)
Federal Home Loan Mortgage Corporation	21,016	(3,917)	24,885	(5,097)	45,901	(9,014)
Government National Mortgage Association	322	(9)	—	—	322	(9)
Subordinated Debt	—	—	6,300	(1,450)	6,300	(1,450)
CMO	—	—	2,588	(279)	2,588	(279)
Total	$22,818	$(3,933)	$118,446	$(25,278)	$141,264	$(29,211)

Upon adoption of ASU 2016-13, management no longer evaluates securities for other than temporary impairment. On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that the following securities have a zero expected credit loss as they are all backed by the full faith and credit of the United States Government, or one of its agencies: U.S. government agencies and mortgage-backed securities of U.S. government and government-sponsored agencies.

At December 31, 2023 and June 30, 2023, the Company had $26 and 24, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the six months ended December 31, 2023 and 2022:

	Six Months Ended December 31,
	2023	2022
Net gains recognized on equity securities	$2	$2
Less: Net gains (losses) recognized on equity securities sold/acquired	—	—
Net unrealized gains recognized on equity securities	$2	$2

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2023 and June 30, 2023, mortgage-backed securities with a carrying value of approximately $2,136 and $1, respectively, were pledged as collateral to secure public funds on deposit. At December 31, 2023, mortgage-backed securities with a total carrying value of $31.5 million were pledged as collateral to secure a $20.0 million advance under the Federal Reserve's Bank Term Funding Program.

During the six months ended December 31, 2023 and 2022, there were no sales of securities held-to-maturity.

6.
Loans Receivable

Loans at December 31, 2023 and June 30, 2023 are summarized as follows:

	December 31, 2023	June 30, 2023
Owner occupied commercial real estate loans	$60,497	$144
Other commercial real estate loans	74,469	296
Multi-family loans	165,643	10
Commercial and industrial loans	12,767	—
Total commercial loans	313,376	450
Residential mortgage loans	373,758	353,624
Consumer and other loans	11,844	7,349
Total loans	698,978	361,423
Allowance for credit losses	(5,218)	(1,116)
Deferred loan costs, net	1,991	1,945
Loans receivable, net	$695,751	$362,252

The Company engages primarily in the lending of fixed-rate and adjustable-rate real estate commercial and residential loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in this area of lending is minimized by the evaluation of the credit worthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 75% for commercial loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At December 31, 2023, commercial loans represent 44.8% of total loans receivable, net, while residential mortgage, consumer and other loans represent 55.2%, nearly all of which is concentrated within our primary market area in New Jersey. The Company holds 95.9% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office building collateral. At December 31, 2023, the Company had no commercial loans in nonaccrual or nonperforming status.

The Company adopted ASU 2016-13 on July 1, 2023. All disclosures are presented in accordance with ASU 2016-13 as of December 31, 2023. The following tables summarize the activity in the allowance for credit losses by loan class for three and six months ended December 31, 2023 and 2022, prior to the adoption of ASU 2016-13, and information in regards to the allowance for credit losses and the recorded investment in loans receivable by loan class as of December 31, 2023 and June 30, 2023, prior to the adoption of ASU 2016-13:

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended December 31, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(39)	(11)	(67)	(8)	44	(26)	(107)
Ending balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Loans Receivable:
Ending balance	$60,497	$74,469	$165,643	$12,767	$373,758	$11,844	$698,978
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$60,497	$74,469	$165,643	$12,767	$373,613	$11,844	$698,833

	Three Months Ended December 31, 2022
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	$—	$—	$—	$1,035	$81	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	—	—	—	1	(1)	—
Ending balance	$—	$—	$—	$—	$1,036	$80	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$—	$—	$—	$1,036	$80	$1,116
Loans Receivable:
Ending balance	$—	$—	$—	$449	$348,795	$7,448	$356,692
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$150	$—	$150
Ending balance,
Collectively evaluated for impairment	$—	$—	$—	$449	$348,645	$7,448	$356,542

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended December 31, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	4	$—	$—	$1,039	$73	$1,116
Impact of ASU 2016-13	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,364	529	1,869	146	219	(72)	4,055
Ending balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Loans Receivable:
Ending balance	$60,497	$74,469	$165,643	$12,767	$373,758	$11,844	$698,978
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$60,497	$74,469	$165,643	$12,767	$373,613	$11,844	$698,833

	Six Months Ended December 31, 2022
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	$—	$—	$0	$1,036	$80	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	—	—	—	—	—	—
Ending balance	$—	$—	$—	$—	$1,036	$80	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$—	$—	$—	$1,036	$80	$1,116
Loans Receivable:
Ending balance	$—	$—	$—	$449	$348,795	$7,448	$356,692
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$150	$—	$150
Ending balance,
Collectively evaluated for impairment	$—	$—	$—	$449	$348,645	$7,448	$356,542

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of December 31, 2023:

	December 31, 2023 (Unaudited)
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$6,383	$7,579	$7,561	$5,640	$2,011	$31,323	$—	$60,497
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$6,383	$7,579	$7,561	$5,640	$2,011	$31,323	$—	$60,497
Other Commercial Real Estate
Risk Rating
Pass	$173	$4,016	$2,963	$1,769	$11,041	$54,507	$—	$74,469
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$173	$4,016	$2,963	$1,769	$11,041	$54,507	$—	$74,469
Multi-Family
Risk Rating
Pass	$1,500	$29,437	$25,999	$16,999	$9,085	$82,623	$—	$165,643
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$1,500	$29,437	$25,999	$16,999	$9,085	$82,623	$—	$165,643
Commercial and Industrial
Risk Rating
Pass	$291	$2,026	$2,863	$1,398	$2,393	$3,796	$—	$12,767
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$291	$2,026	$2,863	$1,398	$2,393	$3,796	$—	$12,767
Residential Mortgage
Risk Rating
Pass	$33,603	$56,948	$78,708	$393	$109,593	$94,368	$—	$373,613
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	145	—	145
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$33,603	$56,948	$78,708	$393	$109,593	$94,513	$—	$373,758
Consumer and Other
Risk Rating
Pass	$262	$358	$203	$—	$305	$1,369	$9,347	$11,844
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$262	$358	$203	$—	$305	$1,369	$9,347	$11,844

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at December 31, 2023:

	December 31, 2023 (Unaudited)
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$60,497	$—	$—	$—	$60,497
Other commercial real estate	74,469	—	—	—	$74,469
Multi-family	165,643	—	—	—	$165,643
Commercial and industrial	12,767	—	—	—	$12,767
Residential Mortgage	373,613	—	145	—	$373,758
Consumer and Other	11,844	—	—	—	$11,844
Total	$698,833	$—	$145	$—	$698,978

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at June 30, 2023, prior to the adoption of ASU 2016-13:

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$144	$—	$—	$—	$144
Other commercial real estate	296	—	—	—	296
Multi-family	10	—	—	—	10
Commercial and industrial	—	—	—	—	—
Residential Mortgage	353,479	—	145	—	353,624
Consumer and Other	7,349	—	—	—	7,349
Total	$361,278	$—	$145	$—	$361,423

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present a distribution of the recorded investment and unpaid principal balance of impaired loans and the related allowance as of December 31, 2023 and June 30, 2023, prior to the adoption of ASU 2016-13.

December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	145	145	—	145	—
Consumer and Other	—	—	—	—	—
Total	145	145	—	145	—
With an allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	—	—	—	—	—
Total:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	145	145	—	145	—
Consumer and Other	—	—	—	—	—
Total	$145	$145	$—	$145	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	145	145	—	114	—
Consumer and Other	—	—	—	—	—
Total	145	145	—	114	—
With an allowance recorded:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	—	—	—	—	—
Consumer and Other	—	—	—	—	—
Total	—	—	—	—	—
Total:
Owner occupied commercial real estate	$—	$—	$—	$—	$—
Other commercial real estate	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential Mortgage	145	145	—	114	—
Consumer and Other	—	—	—	—	—
Total	$145	$145	$—	$114	$—

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The balance for unfunded commitments was $13 at December 31, 2023. Upon the adoption of ASU 2016-13 on July 1, 2023, the Company recorded an additional reserve for unfunded commitments of $1. For the six months ended December 31, 2023, the Company recorded a provision for unfunded commitments, which resulted in an increase to the reserve for unfunded commitments of $12.

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of December 31, 2023.

December 31, 2023
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	—	—	—
Residential Mortgage	145	—	—	145
Consumer and Other	—	—	—	—
Total collateral dependent loans	$145	$—	$—	$145

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of June 30, 2023.

June 30, 2023
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	—	—	—
Residential Mortgage	145	—	—	145
Consumer and Other	—	—	—	—
Total collateral dependent loans	$145	$—	$—	$145

The following tables present the classes of loans summarized by the past due status as of December 31, 2023 and June 30, 2023:

	December 31, 2023 (Unaudited)
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$60,497	$—	$—	$—	$60,497	$—	$—
Other commercial real estate	74,469	—	—	—	74,469	—	—
Multi-family	165,643	—	—	—	165,643	—	—
Commercial and industrial	12,767	—	—	—	12,767	—	—
Residential Mortgage	372,618	1,140	—	—	373,758	—	145
Consumer and Other	11,804	40	—	—	11,844	—	—
Total	$697,798	$1,180	$—	$—	$698,978	$—	$145

	June 30, 2023
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$144	$—	$—	$—	$144	$—	$—
Other commercial real estate	296	—	—	—	296	—	—
Multi-family	10	—	—	—	10	—	—
Commercial and industrial	—	—	—	—	—	—	—
Residential Mortgage	353,041	383	—	200	353,624	—	145
Consumer and Other	7,349	—	—	—	7,349	—	—
Total	$360,840	$383	$—	$200	$361,423	$—	$145

If nonaccrual loans had performed in accordance with their contractual terms, the Company would have recognized additional income of $5 and $3 for the six months ended December 31, 2023 and 2022, respectively.

At December 31, 2023 and June 30, 2023, the Company had no foreclosed real estate owned.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.
Premises and Equipment

Premises and equipment at December 31, 2023 and June 30, 2023 are summarized as follows:

	December 31, 2023	June 30, 2023
	(Unaudited)
Land	$926	$926
Buildings and leasehold improvements	9,154	7,796
Furniture, fixtures and equipment	5,133	4,608
Total	15,213	13,330
Accumulated depreciation	(10,082)	(9,784)
Net	$5,131	$3,546

Depreciation expense amounted to $299 and $206 for the six months ended December 31, 2023 and 2022, respectively.

8.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Six Months Ended December 31,
	2023	2022
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$587	$3
Weighted-average remaining lease term, in years	3.1	3.4
Weighted-average discount rate	1.8	3.3

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows:

December 31, 2023	(Dollars in thousands)
2024	$1,000
2025	839
2026	504
2027	393
2028	278
Thereafter	176
Total future minimum lease payments	3,190
Less: imputed interest	(53)
Total	$3,137

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.
Deposits

Deposits at December 31, 2023 and June 30, 2023 consisted of the following:

	December 31, 2023	June 30, 2023
	(Unaudited)
Demand accounts:
Interest-bearing	$199,333	$137,496
Noninterest-bearing	120,808	40,687
Total demand accounts	320,141	178,183
Savings and club	251,540	166,253
Certificates of deposit	271,630	159,481
Total	$843,311	$503,917

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250 at December 31, 2023 (unaudited) and June 30, 2023 amounted to approximately $19.9 million and $13.4 million, respectively.

At December 31, 2023, the scheduled maturities of certificates of deposit are as follows:

2024	$235,871
2025	26,154
2026	4,214
2027	3,398
2028	1,993
Total	$271,630

10.
Borrowings

At December 31, 2023 and June 30, 2023, there were no borrowings from the FHLB-NY.

At December 31, 2023 and June 30, 2023, the Company can borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At December 31, 2023 and June 30, 2023, the Company's maximum borrowing capacity was $100.0 million.

At December 31, 2023 and June 30, 2023, the Company's Board of Directors has authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Company’s qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to make available funding to eligible depository institutions in order to help ensure they have the ability to meet the needs of their depositors following the events that occurred in the banking industry earlier in 2023. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap (“OIS”) rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. At December 31, 2023 and June 30, 2023, the Company had a $20.0 million advance under the BTFP at a borrowing rate of 4.76% with a maturity date of March 29, 2024.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At December 31, 2023, total unfunded loan related commitments, including lines of credit, amounted to $39.0 million, including $35.5 million for unused equity lines of credit and $3.5 million to originate and purchase loans, expiring within three months.

At June 30, 2023, total unfunded loan related commitments, including lines of credit, amounted to $30.4 million, including $23.7 million for unused equity lines of credit and $6.7 million to originate and purchase loans, expiring within three months.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of December 31, 2023, management believes that the Bank meets all capital adequacy requirements to which they are subject. As of December 31, 2023, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

					To be Well Capitalized
			For Capital Adequacy		under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollar Amounts in Thousands)
December 31, 2023 (Unaudited):
Tier 1 capital (to average total assets)	$170,228	16.19%	$42,050	4.00%	$94,611	9.00%
June 30, 2023:
Tier 1 capital (to average total assets)	$127,099	19.48%	$26,104	4.00%	$58,735	9.00%

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis as of December 31, 2023 and June 30, 2023, the fair value measurements by level within the fair value hierarchy used are as follows:

	December 31, 2023 (Unaudited)
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,003	$—	$20,003
Government National Mortgage Association	—	$205	—	205
Federal Home Loan Mortgage Corporation	—	14,575	—	14,575
Equity securities	26	—	—	26
Total	$26	$34,783	$—	$34,809

	June 30, 2023
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,406	$—	$20,406
Federal Home Loan Mortgage Corporation	—	15,670	—	15,670
Equity securities	24	—	—	24
Total	$24	$36,076	$—	$36,100

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

There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2023 and 2022.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023 (Unaudited)
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$90,238	$90,238	$—	$—
Securities held-to-maturity, at amortized cost	165,190	—	139,966	—
Restricted equity securities, at cost	1,274	—	1,274	—
Loans receivable, net	695,751	—	—	663,827
Accrued interest receivable	2,548	—	2,548	—
Financial Liabilities:
Deposits	843,311	—	729,133	—
Borrowings	20,000	—	19,965	—

	June 30, 2023
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$42,449	$42,449	$—	$—
Securities held-to-maturity, at amortized cost	171,185	—	143,611	—
Restricted equity securities, at cost	726	—	726	—
Loans receivable, net	362,252	—	—	314,886
Accrued interest receivable	1,189	—	1,189	—
Financial Liabilities:
Deposits	503,917	—	429,279	—
Borrowings	20,000	—	19,883	—

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

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,634 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of Company common stock were outstanding.

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which converted to a commercial bank charter, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

The financial information contained in this Form 10-Q as of and for the three and six months ended December 31, 2023 is for SR Bancorp and Somerset Regal Bank, unless indicated otherwise. However, due to the timing of the merger noted above, the income statement only includes operations of the combined entity since September 20, 2023. Financial information as of June 30, 2023 and for the three and six months ended December 31, 2022 is for Somerset Savings Bank, SLA, on a stand-alone basis.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this Form 10-Q.

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

Allowance for Credit Losses: The allowance for credit losses (“allowance” or “ACL”), calculated in accordance with ASC 326, is deducted from the amortized cost basis of loans. The ACL represents an amount that, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of a loan or the loan pools and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and other factors such as the regulatory, legal and environmental events. Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment and changes in the financial condition of borrowers.

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

Comparison of Financial Condition at December 31, 2023 and June 30, 2023

Total Assets. Total assets increased $423.5 million, or 65.0%, to $1.07 billion at December 31, 2023 from $651.5 million at June 30, 2023. The increase was primarily the result of the acquisition of Regal Bancorp, and its wholly-owned subsidiary Regal Bank, on September 19, 2023, which had $428.0 million of assets at the time of the acquisition. The increase was also due to net proceeds of $86.9 million obtained from the completion of the Company’s stock offering on the same date.

Cash and Cash Equivalents. Cash and cash equivalents increased $47.8 million, or 112.6%, to $90.2 million at December 31, 2023 from $42.4 million at June 30, 2023 due to $55.3 million of cash and cash equivalents acquired from the Regal Bancorp acquisition and the net proceeds of $86.9 million retained from the stock offering, partially offset by $69.5 million paid for the acquisition of Regal Bancorp.

Securities Available-for-Sale. Securities available-for-sale decreased $1.3 million, or 3.6% to $34.8 million at December 31, 2023 from $36.1 million at June 30, 2023. The Company acquired $21.3 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a gain of $17,000. The remainder of the decrease was due to maturities and repayment of securities.

Securities Held-to-Maturity. Securities held-to-maturity decreased $6.0 million, or 3.5%, to $165.2 million at December 31, 2023 from $171.2 million at June 30, 2023 as the maturities of securities during the period more than offset the acquisition of $2.6 million of held-to-maturity securities from the Regal Bancorp acquisition.

Loans. Loans receivable, net, increased $333.5 million, or 92.1%, to $695.8 million at December 31, 2023 from $362.3 million at June 30, 2023. The Company acquired $336.0 million of loans from the Regal Bancorp acquisition, primarily consisting of $320.7 million of multi-family and commercial real estate loans and $13.4 million of commercial and industrial loans. As a result of the acquisition, the composition of the loan portfolio changed significantly from June 30, 2023. The percentage of residential mortgage loans to total loans decreased from 97.8% at June 30, 2023 to 53.47% at December 31, 2023. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 44.83% of loans at December 31, 2023.

Bank Owned Life Insurance. Bank owned life insurance increased $7.9 million, or 27.4%, to $36.6 million at December 31, 2023 from $28.7 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $7.5 million of bank owned life insurance at the time of acquisition.

Goodwill and Intangible Assets. The Company acquired goodwill and a core deposit premium intangible through the acquisition of Regal Bancorp. At the time of acquisition, goodwill was $20.5 million and the core deposit premium intangible asset was $9.1 million. No impairment loss was recognized on goodwill during thesix months ended December 31, 2023. The carrying amount of the core deposit premium intangible, net of accumulated amortization, was $8.5 million at December 31, 2023.

Total Liabilities. Total liabilities increased $347.6 million, or 65.7%, to $877.0 million at December 31, 2023 from $529.4 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $379.0 million of liabilities at the time of the acquisition.

Deposits. Deposits increased $339.4 million, or 67.4%, to $843.3 million at December 31, 2023 from $503.9 million at June 30, 2023 due primarily to the $373.2 millionof deposits assumed from the Regal Bank acquisition. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit.

Borrowings. We had $20.0 million of borrowings at December 31, 2023 and June 30, 2023, respectively.

Total Equity. Total equity increased $75.9 million, or 62.2%, to $198.0 million at December 31, 2023 from $122.1 million at June 30, 2023. The increase resulted from $84.0 million in stockholders’ equity from the Regal Bancorp acquisition and the net proceeds from the Company’s stock offering, other comprehensive income of $504,000, offset by a net loss of $8.9 million for the period.

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

General. Net income increased $1.2 million to $1.6 million for the three months ended December 31, 2023 from net income of $399,000 for the three months ended December 31, 2022. The increase was caused primarily by $1.4 million of net accretion income related to the fair value adjustments recorded in connection with the acquisition of Regal Bancorp. Excluding $32,000 of merger-related costs, offset by the aforementioned $1.4 million of net accretion income, net income would have been $605,000 for the three months ended December 31, 2023.

Interest Income. Interest income increased $8.4 million, or 215.6%, to $12.3 million for the three months ended December 31, 2023 from $3.9 million for the three months ended December 31, 2022. The increase resulted primarily from a $7.4 million, or 271.9%, increase in interest income on loans and a $1.0 million increase in interest income on other assets, offset by a $82,000, or 8.8%, decrease in interest income on securities. The average balance of loans increased $359.6 million, or 102.3%, to $711.2 million for the three months ended December 31, 2023, compared to $351.6 million for the three months ended December 31, 2022. In addition, the average yield on the loan portfolio increased 261 basis points to 5.73% for the three months ended December 31, 2023 from 3.12% for the three months ended December 31, 2022, which reflected the higher interest rate environment and the greater composition of commercial loans in the portfolio.

The average balance of securities decreased $26.6 million, or 11.6%, to $201.7 million for the three months ended December 31, 2023, compared to $228.3 million for the three months ended December 31, 2022. This decrease was offset by an increase of five basis points in the average yield of securities to 1.69% for the three months ended December 31, 2023 from 1.64% for the three months ended December 31, 2022.

The increase in the interest income on other assets was due to a 158 basis point increase in the average yield of other assets from 3.43% for the three months ended December 31, 2022 to 5.01% for the three months ended December 31, 2023 and a $74.1 million, or 289.2%, increase in the average balance of other assets from $25.6 million for the three months ended December 31, 2022 to $99.7 million for the three months ended December 31, 2023.

Interest Expense. Interest expense increased $2.8 million or 639.1%, to $3.3 million for the three months ended December 31, 2023 from $442,000 for the three months ended December 31, 2022. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposits. The average rate on certificates of deposit increased 279 basis points to 3.86% for the three months ended December 31, 2023 from 1.07% for the three months ended December 31, 2022 and the average balance of certificates of deposit increased $129.3 million, or 89.2%, to $274.1 million for the three months ended December 31, 2023 from $144.8 million for the three months ended December 31, 2022. This average balance of savings and club accounts increased $65.8 million, or 35.8%, to $249.2 million for the three months ended December 31, 2023 from $183.4 million for the three months ended December 31, 2022. The average balance of interest-bearing demand deposits increased $47.1 million, or 32.0%, to $194.1 million for the three months ended December 31, 2023 from $147.0 million for the three months ended December 31, 2022. The average rate on interest-bearing demand deposits increased 62 basis points to 0.69% for the three months ended December 31, 2023 from 0.07% for the three months ended December 31, 2022.

Net Interest Income. Net interest income increased $5.6 million, or 161.3%, to $9.0 million for the three months ended December 31, 2023 from $3.5 million for the three months ended December 31, 2022. Our net interest rate spread increased 88 basis points to 3.08% for the three months ended December 31, 2023 from 2.20% for the three months ended December 31, 2022 while our net interest margin increased 128 basis points to 3.56% for the three months ended December 31, 2023 from 2.28% for the three months ended December 31, 2022. Net interest-earning assets increased $145.0 million, or 111.4%, to $275.2 million for the three months ended December 31, 2023 from $130.2 million for the three months ended December 31, 2022. The increases in our net interest rate spread and our net interest margin were a result of both the acquisition of Regal Bancorp and the increasing yield on interest-earning assets outpacing the increasing cost of interest-bearing liabilities.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $134,000 and $197,000 for the three months ended December 31, 2023 and 2022, respectively.

	Three Months Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$711,154	$10,186	5.73%	$351,550	$2,739	3.12%
Securities	201,719	852	1.69%	228,310	934	1.64%
Other	99,737	1,248	5.01%	25,626	220	3.43%
Total interest-earning assets	1,012,610	12,286	4.85%	605,486	3,893	2.57%
Noninterest-earning assets	67,661			40,332
Total assets	$1,080,271			$645,818
Interest-bearing liabilities:
Savings and club accounts	$249,167	45	0.07%	$183,414	28	0.06%
Interest-bearing demand accounts	194,102	335	0.69%	147,009	25	0.07%
Certificates of deposit	274,110	2,647	3.86%	144,847	389	1.07%
Total interest-bearing deposits	717,379	3,027	1.69%	475,270	442	0.37%
Federal Home Loan Bank advances	—	—	—	11	—	—
Other borrowings	20,011	240	4.80%	22	—	—
Total interest-bearing liabilities	737,390	3,267	1.77%	475,303	442	0.37%
Noninterest-bearing deposits	132,867			42,368
Other noninterest-bearing liabilities	18,969			12,612
Total liabilities	889,226			530,283
Equity	191,045			115,535
Total liabilities and equity	$1,080,271			$645,818
Net interest income		$9,019			$3,451
Net interest rate spread (1)			3.08%			2.20%
Net interest-earning assets (2)	$275,220			$130,183
Net interest margin (3)			3.56%			2.28%
Average interest-earning assets to interest-bearing liabilities	137.32%			127.39%

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

	Three Months Ended December 31,
	2023 vs. 2022
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$11,207	$(3,760)	$7,447
Securities	(435)	353	(82)
Other	624	404	1,028
Total interest-earning assets	11,396	(3,003)	8,393
Interest-bearing liabilities:
Savings and club accounts	40	(23)	17
Interest-bearing accounts	(604)	914	310
Certificates of deposit	1,388	870	2,258
Federal Home Loan Bank advances	—	—	—
Other borrowings	240	—	240
Total interest-bearing liabilities	1,064	1,761	2,825
Change in net interest income	$10,332	$(4,764)	$5,568

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level we consider necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, we consider, among other things, past and current loss experience, evaluations of real estate collateral, current and reasonably supportable economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses and make provisions for credit losses on a monthly basis.

Based on our evaluation of the above factors, we reduced our provision for credit losses by $107,000 for the three months ended December 31, 2023 compared to having no change in our provision for the three months ended December 31, 2022. The reduction to our provision for credit losses for the three months ended December 31, 2023 reflected that we had no charge-offs for the period, one classified loan in the amount of $145,000 at December 31, 2023and $145,000 of non-performing loans for the three months ended December 31, 2023. The absence of a provision for credit losses for the three months ended December 31, 2022 reflected that we had no charge-offs for the period, no classified loans at December 31, 2022 and only $145,000 of non-performing loans for the three months ended December 31, 2022. Our allowance for credit losses as a percentage of total loans was 0.74% at December 31, 2023 compared to 0.31% at December 31, 2022, reflecting the establishment of a general credit reserve for the acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2023 and December 31, 2022.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$212	$182	$30	16.5%
Increase in cash surrender value of bank-owned life insurance	233	162	71	43.8%
Fees and service charges on loans	6	6	—	0.0%
Unrealized gain on equity securities	5	2	3	150.0%
Other	(91)	1	(92)	(9200.0)%
Total noninterest income	$365	$353	$12	3.4%

Noninterest income increased $12,000, or 3.4%, to $365,000 for the three months ended December 31, 2023 from $353,000 for the three months ended December 31, 2022, primarily as a result of an increase of $71,000 in the cash surrender value of bank-owned life insurance and an increase of $30,000 in service charges and fees on deposit accounts, offset by a decrease of $92,000 in other income.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,875	$2,022	$1,853	91.6%
Occupancy	665	175	490	280.0%
Furniture and equipment	228	132	96	72.7%
Data processing	634	297	337	113.5%
Advertising	72	57	15	26.3%
Federal deposit insurance premiums	145	39	106	271.8%
Directors fees	97	76	21	27.6%
Professional fees	564	253	311	122.9%
Insurance	108	43	65	151.2%
Telephone, postage and supplies	97	80	17	21.3%
Other expenses	991	155	836	539.4%
Total noninterest expense	$7,476	$3,329	$4,147	124.6%

Noninterest expense increased $4.1 million, or 124.6%, to $7.5 million for the three months ended December 31, 2023 from $3.3 million for the three months ended December 31, 2022, primarily as a result of an increase in salaries and employee benefits, occupancy expenses, data processing expenses, professional fees and other miscellaneous expenses, all related to the Merger.

Income Tax Expense. The provision for income taxes was $408,000 for the three months ended December 31, 2023, compared to a tax provision of $76,000 for the three months ended December 31, 2022. Our effective tax rate was 20.2% and 16.0% for the three months ended December 31, 2023 and 2022, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

Comparison of Operating Results for the Six Months Ended December 31, 2023 and 2022

General. Net income decreased $9.6 million to a loss of $8.9 million for the six months ended December 31, 2023 from net income of $753,000 for the six months ended December 31, 2022. The decrease was caused primarily by a $5.4 million charitable contribution to the Somerset Regal Charitable Foundation established in connection with its conversion to the stock form of organization, which was funded with 452,758 shares of SR Bancorp common stock and $906,000 in cash.

The decrease was also due to a $4.2 million provision for credit losses and $3.9 million in noninterest expenses incurred during the three months ended September 30, 2023 related to the acquisition of Regal Bancorp. These expenses were partially offset by $1.6 million of net accretion income related to the fair value adjustments recorded in connection with the Merger during the six months ended December 31, 2023. Excluding the merger-related expenses totaling $3.9 million, the $4.2 million provision for credit losses and the charitable contribution of $5.4 million on an after-tax basis, offset by the $1.6 million of net accretion income in connection with the Merger, the Company would have reported net income of $1.2 million for the six months ended December 31, 2023.

Interest Income. Interest income increased $10.2 million, or 134.3%, to $17.8 million for the six months ended December 31, 2023 from $7.6 million for the six months ended December 31, 2022. The increase resulted primarily from a $8.6 million, or 161.2%, increase in interest income on loans and a $1.8 million increase in interest income on other assets, offset by a $172,000, or 9.1%, decrease in interest income on securities. The average balance of loans increased $212.9 million, or 61.6%, to $558.4 million for the six months ended December 31, 2023, compared to $345.5 million for the six months ended December 31, 2022. In addition, the average yield on the loan portfolio increased 190 basis points to 4.99% for the six months ended December 31, 2023 from 3.09%for the six months ended December 31, 2022, which reflected the higher interest rate environment and the greater composition of commercial loans in the portfolio. The average balance of securities decreased $29.1 million, or 12.5%, to $203.8 million for the six months ended December 31, 2023, compared to $232.9 million for the six months ended December 31, 2022. This decrease was offset by an increase of six basis points in the average yield of securities to 1.68% for the six months ended December 31, 2023 from 1.62% for the six months ended December 31, 2022. The increase in the interest income on other assets was due to a 169 basis point increase in the average yield of other assets from 3.25% for the six months ended December 31, 2022 to 4.94% for the six months ended December 31, 2023 and a $64.2 million, or 267.6%, increase in the average balance of other assets from $24.0 million for the six months ended December 31, 2022 to $88.2 million for the six months ended December 31, 2023.

Interest Expense. Interest expense increased $3.9 million, or 537.3%, to $4.7 million for the six months ended December 31, 2023 from $732,000 for the six months ended December 31, 2022. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposit. The average rate on certificates of deposit increased 244 basis points to 3.31% for the six months ended December 31, 2023 from 0.87% for the six months ended December 31, 2022 and the average balance of certificates of deposit increased $81.8 million, or 56.9%, to $225.5 million for the six months ended December 31, 2023 from $143.7 million for the six months ended December 31, 2022. The average balance of savings and club accounts increased $23.6 million, or 12.7%, to $209.5 million for the six months ended December 31, 2023 from $185.9 million for the six months ended December 31, 2022. The average balance of interest-bearing demand deposits increased $21.1 million, or 14.4%, to $167.2 million for the six months ended December 31, 2023 from $146.2 million for the six months ended December 31, 2022. The average rate on interest-bearing demand deposits increased 39 basis points to 0.46% for the six months ended December 31, 2023 from 0.07% for the six months ended December 31, 2022.

Net Interest Income. Net interest income increased $6.3 million, or 91.4%, to $13.2 million for the six months ended December 31, 2023 from $6.9 million for the six months ended December 31, 2022. Our net interest rate spread increased 47 basis points to 2.69% for the six months ended December 31, 2023 from 2.22% for the six months ended December 31, 2022 while our net interest margin increased 82 basis points to 3.10% for the six months ended December 31, 2023 from 2.28% for the six months ended December 31, 2022. Net interest-earning assets increased $101.4 million, or 80.0%, to $228.0 million for the six months ended December 31, 2023 from $126.6 million for the six months ended December 31, 2022. The increases in our net interest rate spread and our net interest margin were a result of both the acquisition of Regal Bancorp and the increasing yield on interest-earning assets outpacing the increasing cost of interest-bearing liabilities.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $250,000 and $319,000 for the six months ended December 31, 2023 and 2022, respectively.

	Six Months Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$558,385	$13,941	4.99%	$345,513	$5,338	3.09%
Securities	203,793	1,710	1.68%	232,912	1,882	1.62%
Other	88,234	2,178	4.94%	24,001	390	3.25%
Total interest-earning assets	850,412	17,829	—	602,426	7,610	2.53%
Noninterest-earning assets	62,707			44,807
Total assets	$913,119			$647,233
Interest-bearing liabilities:
Savings and club accounts	$209,493	69	0.07%	$185,895	57	0.06%
Interest-bearing demand accounts	167,221	382	0.46%	146,163	48	0.07%
Certificates of deposit	225,529	3,734	3.31%	143,708	627	0.87%
Total interest-bearing deposits	602,243	4,185	1.39%	475,766	732	0.31%
Federal Home Loan Bank advances	5	—	—	5	—	4.27%
Other borrowings	20,153	480	4.76%	11	—	2.04%
Total interest-bearing liabilities	622,402	4,665	1.50%	475,782	732	0.31%
Noninterest-bearing deposits	106,154			43,296
Other noninterest-bearing liabilities	17,479			10,447
Total liabilities	746,035			529,525
Equity	167,084			117,708
Total liabilities and equity	$913,119			$647,233
Net interest income		$13,164			$6,878
Net interest rate spread (1)			2.69%			2.22%
Net interest-earning assets (2)	$228,010			$126,644
Net interest margin (3)			3.10%			2.28%
Average interest-earning assets to interest-bearing liabilities	136.63%			126.62%

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

	Six Months Ended December 31,
	2023 vs. 2022
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	6,578	2,025	8,603
Securities	(472)	300	(172)
Other	1,383	405	1,788
Total interest-earning assets	7,489	2,730	10,219
Interest-bearing liabilities:
Savings and club accounts	14	(2)	12
Interest-bearing accounts	(231)	565	334
Certificates of deposit	712	2,395	3,107
Federal Home Loan Bank advances	0	—	—
Other borrowings	240	240	480
Total interest-bearing liabilities	735	3,198	3,933
Change in net interest income	6,754	(468)	6,286

Provision for Credit Losses. We recorded a provision for credit losses of $4.1 million in connection with the Merger for the six months ended December 31, 2023, whereas we recorded no provision for the six months ended December 31, 2022. The absence of a provision for credit losses for the six months ended December 31, 2022 reflects that we had no charge-offs for the period, no classified loans at December 31, 2022 and only $145,000 of non-performing loans for the six months ended December 31, 2022. Our allowance for credit losses as a percentage of total loans was 0.74% at December 31, 2023 compared to 0.31% at December 31, 2022, reflecting the establishment of a general credit reserve for the acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at December 31, 2023 and December 31, 2022.

Noninterest Income. Noninterest income was as follows:

	Six Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$383	$345	$38	11.0%
Increase in cash surrender value of bank-owned life insurance	408	328	80	24.4%
Fees and service charges on loans	11	11	—	—
Unrealized gain on equity securities	2	2	—	—
Other	74	15	59	393.3%
Total noninterest income	$878	$701	$177	25.2%

Noninterest income increased $177,000, or 25.2%, to $878,000 for the six months ended December 31, 2023 from $701,000 for the six months ended December 31, 2022, as a result of an increase of $80,000 in the cash surrender value of bank-owned life insurance, an increase of $38,000 in service charges and fees on deposit accounts and an increase of $59,000 in other noninterest income.

Noninterest Expense. Noninterest expense was as follows:

	Six Months Ended December 31,		Change
	2023	2022	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$8,419	$4,006	$4,413	110.2%
Occupancy	902	362	540	149.2%
Furniture and equipment	389	270	119	44.1%
Data processing	1,441	598	843	141.0%
Advertising	129	108	21	19.4%
Federal deposit insurance premiums	228	78	150	192.3%
Directors fees	185	177	8	4.5%
Professional fees	1,418	556	862	155.0%
Insurance	224	85	139	163.5%
Telephone, postage and supplies	181	156	25	16.0%
Other expenses	6,897	309	6,588	2132.0%
Total noninterest expense	$20,413	$6,705	$13,708	204.4%

Noninterest expense increased $13.7 million, or 204.4%, to $20.4 million for the six months ended December 31, 2023 from $6.7 million for the six months ended December 31, 2022, primarily as a result of a $5.4 million charitable contribution, captured within other expenses, as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $906,000 in cash. The increase was also due to an increase in salaries and employee benefits for change in control payments totaling $2.6 million related to the Merger, an increase in professional fees for merger expenses totaling $760,000, an increase in data processing expenses primarily due to the payment of a $414,000 early termination fee related to the acquisition of Regal Bancorp, and additional miscellaneous expenses related to the Merger totaling $72,000.

Income Tax Expense. The benefit for income taxes was $1.5 million for the six months ended December 31, 2023, compared to a tax expense of $121,000 for the six months ended December 31, 2022. Our effective tax rate was 14.7%and 13.8% for the six months ended December 31, 2023 and 2022, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing target deposit accounts;

•
rebalancing our loan portfolio through the Merger to include higher-yielding, shorter-term commercial real estate and C&I loans;
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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+400	$127,360	$(77,536)	(37.84)%
+300	145,514	(59,382)	(28.98)%
+200	168,617	(36,279)	(17.71)%
+100	189,599	(15,297)	(7.47)%
—	204,896	—	—
-100	215,006	10,110	4.93%
-200	220,598	15,702	7.66%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2023, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 17.71% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.66% increase in EVE.

Change in Net Interest Income. The following table sets forth, at December 31, 2023, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2023
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
+400	$22,512	$(5,212)	$24,640	$(5,835)
+300	23,783	(3,940)	26,059	(4,417)
+200	25,896	(1,828)	29,058	(1,418)
+100	28,248	524	31,360	884
—	27,724	—	30,476	—
-100	26,544	(1,180)	28,209	(2,266)
-200	25,284	(2,439)	25,672	(4,804)

The table above indicates that at December 31, 2023, we would have experienced an 6.59% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 8.80% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At December 31, 2023, this ratio was 10.7%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2023.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2023, cash and cash equivalents totaled

$90.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $34.8 million at December 31, 2023.

At December 31, 2023, we had $3.5 million in outstanding loan commitments and $35.5 million of unused lines of credit. Certificates of deposit due within one year of December 31, 2023 totaled $235.9 million, or 28.0% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after December 31, 2023. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the six months ended December 31, 2023, we originated $21.6 million of loans and purchased $22.4 million. We had no purchases of securities classified as held to maturity during the six months ended December 31, 2023.

Financing activities consist primarily of activity in deposit accounts. Deposits increased $339.4 million, or 67.4%, to $843.3 million at December 31, 2023 from $503.9 million at June 30, 2023. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had a $20.0 million outstanding borrowing with the Federal Reserve Bank at December 31, 2023 and June 30, 2023.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2023 Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

The net proceeds from the offering significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity will be adversely affected following the offering until such excess funds can be deployed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SR Bancorp, Inc.

Date: February 14, 2024	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: February 14, 2024	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer