Form 10-Q
period 2024-03-31
SR Bancorp, Inc.
filed 2024-05-15
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 9,507,930 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2024 (Unaudited) and June 30, 2023

(Dollars in Thousands)

	March 31, 2024	June 30, 2023
	(Unaudited)
Assets
Cash and due from banks	$52,775	$8,657
Interest-bearing deposits at other banks	19,718	33,792
Total cash and cash equivalents	72,493	42,449
Securities available-for-sale, at fair value	32,628	36,076
Securities held-to-maturity, at amortized cost	161,817	171,185
Equity securities, at fair value	27	24
Loans receivable, net of allowance for credit losses of $5,076 and $1,116, respectively	698,891	362,252
Premises and equipment, net	4,954	3,546
Right-of-use asset	2,772	19
Restricted equity securities, at cost	1,274	726
Accrued interest receivable	2,487	1,189
Bank owned life insurance	36,840	28,714
Goodwill and intangible assets	28,608	—
Other assets	10,034	5,306
Total assets	$1,052,825	$651,486
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$123,463	$40,687
Interest-bearing	714,572	463,230
Total deposits	838,035	503,917
Borrowings	—	20,000
Advance payments by borrowers for taxes and insurance	7,123	4,313
Accrued interest payable	224	—
Lease liability	2,859	19
Other liabilities	5,311	1,153
Total liabilities	853,552	529,402
Equity
Common stock, $0.01 par value, 55,000,000 authorized; 9,507,930 and — shares issued, respectively	95	—
Additional paid-in capital	91,444	—
Retained earnings	119,237	127,099
Unearned compensation ESOP	(7,131)	—
Accumulated other comprehensive loss	(4,372)	(5,015)
Total stockholders' equity	199,273	122,084
Total liabilities and stockholders' equity	$1,052,825	$651,486

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)
Interest Income
Loans, including fees	$9,819	$2,918	$23,760	$8,256
Securities:
Taxable	779	933	2,489	2,815
Federal funds sold	76	—	157	—
Interest bearing deposits at other banks	974	235	3,071	625
Total interest income	11,648	4,086	29,477	11,696
Interest Expense
Deposits:
Demand	122	25	504	73
Savings and time	3,031	588	6,834	1,272
Borrowings	227	—	707	—
Total interest expense	3,380	613	8,045	1,345
Net Interest Income	8,268	3,473	21,432	10,351
(Credit) Provision for Credit Losses	(142)	—	3,913	—
Net Interest Income After (Credit) Provision for Credit Losses	8,410	3,473	17,519	10,351
Noninterest Income
Service charges and fees	193	157	576	502
Increase in cash surrender value of bank owned life insurance	247	155	655	483
Fees and service charges on loans	36	5	47	16
Unrealized gain (loss) on equity securities	1	(3)	3	(1)
Realized gain (loss) on sale of investments	19	(119)	33	(119)
Other	20	15	80	30
Total noninterest income	516	210	1,394	911
Noninterest Expense
Salaries and employee benefits	3,631	2,024	12,050	6,030
Occupancy	772	186	1,674	548
Furniture and equipment	285	136	674	406
Data Processing	951	302	2,392	900
Advertising	75	47	204	155
FDIC premiums	120	39	348	117
Directors fees	103	81	288	258
Professional fees	357	358	1,775	914
Insurance	165	37	389	122
Telephone, postage and supplies	210	75	391	231
Other	902	124	7,799	433
Total noninterest expense	7,571	3,409	27,984	10,114
Income (Loss) Before Income Tax Expense	1,355	274	(9,071)	1,148
Income Tax Expense (Benefit)	292	14	(1,243)	135
Net Income (Loss)	1,063	260	(7,828)	1,013
Basic earnings (loss) per share	$0.12	$—	$(1.27)	$—
Diluted earnings (loss) per share	$0.12	$—	$(1.27)	$—
Weighted average number of common shares outstanding - basic	8,790,082	—	6,187,588	—
Weighted average number of common shares outstanding - diluted	8,790,082	—	6,187,588	—

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(Unaudited)
Net Income (Loss)	$1,063	$260	$(7,828)	$1,013
Other Comprehensive Income (Loss)
Unrealized holding (losses) gains on securities available-for-sale, net of income tax (expense) benefit of $59, $(104), $(238) and $272, respectively	(167)	299	660	(774)
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax (expense) benefit of $(120), $(169), $6 and $(231), respectively	306	427	(17)	587
Total other comprehensive income (loss)	139	726	643	(187)
Total comprehensive income (loss)	$1,202	$986	$(7,185)	$826

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For Three and Nine Months Ended March 31, 2024 and 2023 (Unaudited)

(Dollars in Thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2022	$—	$—	$125,546	$—	$(7,315)	$118,231
Net income	—	—	354	—	—	354
Other comprehensive loss, net of tax	—	—	—	—	(774)	(774)
Balance, September 30, 2022	$—	$—	$125,900	$—	$(8,089)	$117,811
Net income	$—	$—	$399	$—	$—	$399
Other comprehensive loss, net of tax	—	—	—	—	(139)	(139)
Balance, December 31, 2022	$—	$—	$126,299	$—	$(8,228)	$118,071
Net income	$—	$—	$260	$—	$—	$260
Other comprehensive income, net of tax	—	—	—	—	726	726
Balance, March 31, 2023	$—	$—	$126,559	$—	$(7,502)	$119,057

Balance, July 1, 2023	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	(10,498)	—	—	(10,498)
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	95	91,491	—	—	—	91,586
Initial funding of ESOP, 760,634 shares	—	—	—	(7,606)	—	(7,606)
ESOP shares committed for allocation to participants, 1,162 shares	—	(1)	—	11	—	10
Other comprehensive loss, net of tax	—	—	—	—	(1,063)	(1,063)
Balance, September 30, 2023	$95	$91,490	$116,567	$(7,595)	$(6,078)	$194,479
Net income	—	—	1,607	—	—	1,607
ESOP shares committed for allocation to participants, 36,870 shares	—	(41)	—	369	—	328
Other comprehensive income, net of tax	—	—	—	—	1,567	1,567
Balance, December 31, 2023	$95	$91,449	$118,174	$(7,226)	$(4,511)	$197,981
Net income	—	—	1,063	—	—	1,063
ESOP shares committed for allocation to participants, 9,508 shares	—	(5)	—	95	—	90
Other comprehensive income, net of tax	—	—	—	—	139	139
Balance, March 31, 2024	$95	$91,444	$119,237	$(7,131)	$(4,372)	$199,273

See notes to consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2024 and 2023 (Unaudited)

(Dollars in Thousands)

	Nine Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(7,828)	$1,013
Adjustments to reconcile net (loss) income to net cash (used in) provided by by operating activities:
Provision for credit losses	3,913	—
Depreciation	520	310
Deferred income tax benefit	(1,454)	(334)
Accretion of acquisition fair value adjustments, net	(3,878)	—
Amortization of core deposit intangible asset	933	—
Net amortization of premiums and discounts on securities	220	376
Net amortization of deferred loan fees, costs and discounts	279	448
Income from cash surrender value of bank owned life insurance	(655)	(483)
Stock-based compensation expense	428	—
Unrealized (gain) loss on equity securities	(3)	1
Realized gain on sale of investments	(33)	—
(Increase) decrease in:
Accrued interest receivable	(84)	(27)
Other assets	1,133	(982)
Other liabilities	99	1,118
Net cash (used in) provided by operating activities	(6,410)	1,440
Cash Flows from Investing Activities
Proceeds from sales, maturities and principal repayments of securities available- for-sale	16,808	8,073
Proceeds from maturities and principal repayments of securities held-to- maturity	11,747	17,610
Purchase of securities held-to-maturity	—	(788)
Proceeds from time deposits in other financial institutions	8,810	—
Net increase in loans receivable	(14,454)	(23,230)
Purchase of premises and equipment	(358)	(378)
Cash paid for acquisition	(69,538)	—
Cash received from acquisition	55,294	—
Net cash provided by investing activities	8,309	1,287
Cash Flows from Financing Activities
Net decrease in interest bearing deposits	(35,330)	(4,262)
Net decrease in non-interest bearing deposits	(3,315)	(763)
Net increase in advance payments by borrowers for taxes and insurance	2,810	137
Proceeds from borrowings	—	20,000
Repayment of borrowings	(20,000)	—
Proceeds from issuance of common stock	83,980	—
Net cash provided by financing activities	28,145	15,112
Net increase in cash and cash equivalents	30,044	17,839
Cash and Cash Equivalents, Beginning of Period	42,449	35,344
Cash and Cash Equivalents, End of Period	$72,493	$53,183
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$6,361	$1,345
Income taxes paid	$475	$410
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	$372,739	$—
Goodwill recorded at merger	$20,477	$—
Fair value of liabilities assumed	$378,972	$—

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

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed community bank, the Bank provides customary retail and commercial banking services to individuals, businesses and local municipalities through its 15 full-service branch locations.

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

Basis of Presentation and Use of Estimates

The financial information contained in this Quarterly Report on Form 10-Q as of and for the three and nine months ended March 31, 2024 is for the Company and the Bank, unless indicated otherwise. However, due to the timing of the Merger, the statement of income (loss) and related disclosures only includes operations of the combined entity since September 19, 2023. Financial information as of June 30, 2023 and for the three and nine months ended March 31, 2023 is for Somerset Savings Bank, SLA, on a stand-alone basis.

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

Valuation and possible credit related impairment of investment securities that are particularly susceptible to significant changes relate to the allowance for credit losses and the valuation of our deferred tax assets. Management believes that the evaluation of the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area.

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

Adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses ("ASC 326")

On July 1, 2023, the Company adopted ASC 326 ("CECL"), which requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that was in use through June 30, 2023. Under this guidance, an entity measures all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The CECL model applies to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The Company recorded the effect of implementing CECL using a modified-retrospective approach through a cumulative effect adjustment through retained earnings as of July 1, 2023, the beginning of the reporting period in which CECL became effective. The adoption of the new standard resulted in an increase to the allowance for credit losses on loans of $34. No allowances were recorded for investment securities or unfunded lending commitments at adoption, as the estimates of those losses were de minimus.

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

In compliance with ASC 326, the Company conducted a review of its investment portfolio to determine the appropriate level of credit losses to reserve for. A determination was made that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government that are backed by the full faith and credit of the U.S. Government, and its agencies. As of the date of adoption, the Company's estimated allowance for credit losses on securities available-for-sale and held-to-maturity under ASC 326 was deemed immaterial due to the composition of the underlying securities in these portfolios, which consist primarily of U.S. government agency mortgage-backed securities. Therefore, the Company did not recognize a cumulative effect adjustment through retained earnings related to these securities.

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

Allowance for Credit Losses

The allowance for credit losses ("ACL") is a significant accounting estimate used in the preparation of the Company's consolidated financial statements. Upon adoption of ASC 326 on July 1, 2023, the Company replaced the incurred loss impairment model with a requirement to recognize lifetime expected credit losses on loans and

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

other financial instruments immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

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

Prior to the adoption of ASC 326 on July 1, 2023, a loan was individually evaluated when the loan was considered impaired. A loan is considered individually impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan is individually impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as individually impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

With the adoption of ASC 326, loans that do not share risk characteristics with existing pools are evaluated on an individual basis, such as collateral dependent loans. The Company considers a loan to be collateral dependent when management has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and repayment of the financial asset is expected to be provided substantially through the operation or sale of the collateral. When repayment is expected to be from the operation of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the net present value from the operation of the collateral. When repayment is expected to be from the sale of the collateral, the specific credit loss reserve is calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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

Upon adoption of ASC 326 on July 1, 2023, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual. The Company's policy is to write-off accrued interest when a loan is placed on non-accrual. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

The exposure for unfunded commitments is a component of other liabilities on the Company's consolidated statement of financial condition and represents the estimate for current expected credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit, unfunded loan commitments, availability on construction and land development loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to provision for unfunded commitments on the consolidated statements of income is made to account for the change in the ACL on unfunded commitment exposures between reporting periods.

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

The discount rate used to compute the lease liability is the implicit rate in the lease contract, if readily determinable, or the Company's incremental borrowing rate. The implicit rates of the Company's operating leases are not readily determinable, therefore the Company uses its incremental borrowing rate at the commencement date of each lease. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

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

Leases acquired in a business combination are evaluated as of the acquisition date to determine if the terms of the acquired leases are more or less favorable than the market terms of similar agreements on the acquisition date. If the lease terms are favorable as compared to the market, the Company records an asset. If the lease terms are unfavorable as compared to the market, the Company records a liability. The Company acquired $3.4 million of operating leases in the acquisition of Regal Bancorp.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Equity Securities

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, was carried at cost as of March 31, 2024 and June 30, 2023. As of those dates, restricted stock consisted of investments in the capital stock of the Federal Home Loan Bank of New York (the “FHLB”), Atlantic Community Bankers Bank (“ACBB”) and Bankers Compliance Group (“BCG”).

At March 31, 2024 and June 30, 2023, the Company held $1.3 million and $726, in stock of the FHLB of New York, respectively. At March 31, 2024 and June 30, 2023, the Company held $120 and $0, in stock of ACBB and BCG combined, respectively.

Management evaluates the stock for impairment in accordance with guidance on accounting by certain entities that lend or finance the activities of others. Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB, ACBB or BCG stock as of March 31, 2024 or June 30, 2023.

Bank Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This investment is carried as an asset in the consolidated statement of financial condition at the cash surrender value of the underlying policies. Increases in the cash surrender value of the policies, as well as proceeds, are recorded as income in the consolidated statement of income (loss).

Goodwill and Other Intangible Assets

The Company acquired goodwill through the acquisition of Regal Bancorp that it tests for impairment and adjusts as conditions warrant. At March 31, 2024, goodwill was $20.5 million. No impairment loss was recognized since the date of the Merger through March 31, 2024.

The Company acquired a core deposit premium intangible through the acquisition of Regal Bancorp that is amortized on an accelerated basis over ten years. At March 31, 2024, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $933.

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as non-interest expense in the consolidated statement of income (loss). Advertising expense was approximately $204 and $155 for the nine months ended March 31, 2024 and 2023, respectively.

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits at March 31, 2024 or June 30, 2023.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statement of income. No interest and penalties were recorded during the nine months ended March 31, 2024 or 2023.

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

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASC 326 Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike previous U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASC 326 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASC 326 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Company on July 1, 2022, though early adoption was permitted. The Company adopted ASC 842 during the first

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

quarter of the fiscal year ended June 30, 2023, at which time the Company maintained only one equipment lease with an initial term greater than 12 months and had determined that the impact on its consolidated financial statements was not material. Upon completion of the Merger, the Company acquired 10 operating leases for office space. As of March 31, 2024, the Company had not entered into any material leases that have not yet commenced.

The Company adopted ASC 326 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47, an increase in deferred tax assets of $13, and a decrease in retained earnings of $34 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for held-to-maturity securities on July 1, 2023 as the investment portfolio consists almost entirely of debt securities backed by the full faith of the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

The following table below presents the impact of ASC 326 on the consolidated balance sheet:

	July 1, 2023
	As reported under ASC 326	Pre-ASC 326	Impact of ASC 326
	(Dollars in thousands)
Assets
ACL on loans:
Owner occupied commercial real estate	$—	$—	$—
Other commercial real estate	(6)	(4)	(2)
Multi-family	—	—	—
Commercial and industrial	—	—	—
Residential	(1,125)	(1,039)	(86)
Consumer	(32)	(73)	41
Unallocated	—	—	—
Total ACL on loans	$(1,163)	$(1,116)	$(47)

Deferred income taxes	$1,945	$1,958	$(13)

Liabilities
Liability for credit losses for unfunded commitments	$1	$—	$1

Shareholders' equity
Retained earnings	$127,065	$127,099	$(34)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the recognition and measurement guidance for troubled debt restructurings (TDRs) by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU No. 2022-02 was effective for the Company on July 1, 2023.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through May 15, 2024, the date consolidated financial statements were available to be issued.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp, Inc. and its wholly-owned subsidiary Regal Bank, under which Regal Bancorp merged with and into the Company, with the Company as the resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Bank, which had converted to a commercial bank charter, with Somerset Bank as the surviving entity, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Merger-related expenses of $3,856 for the three months ended September 30, 2023 were recorded in the consolidated statements of income (loss) and were expensed as incurred. The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

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

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding. Unallocated ESOP shares are not deemed outstanding for earnings (loss) per share calculations. There were no potentially dilutive common stock equivalents outstanding for the three and nine months ended March 31, 2024. Earnings (loss) per share data is not applicable for the three and nine months ended March 31, 2023 because the Company had not yet been formed and had no shares outstanding.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net income (loss) applicable to common shares	$1,063	$—	$(7,828)	$—
Weighted average number of common shares outstanding	9,507,930	—	6,707,412	—
Less: Average unallocated ESOP shares	(717,848)	—	(519,824)	—
Weighted average number of common shares outstanding, net	8,790,082	—	6,187,588	—
Basic and diluted earnings (loss) per common share	$0.12	$—	$(1.27)	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.
Securities Available-for-Sale

The amortized cost and approximate fair value of securities available-for-sale at March 31, 2024 and June 30, 2023 are as follows:

	March 31, 2024 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$20,855	$63	$(2,155)	$18,763
Government National Mortgage Association	187	9	—	196
Federal Home Loan Mortgage Corporation	15,595	—	(1,926)	13,669
Total securities available-for-sale	$36,637	$72	$(4,081)	$32,628

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$22,981	$—	$(2,575)	$20,406
Federal Home Loan Mortgage Corporation	18,003	—	(2,333)	15,670
Total securities available-for-sale	$40,984	$—	$(4,908)	$36,076

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at March 31, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and collateralized mortgage obligations ("CMOs"), which are based on the estimated average life of the securities.

March 31, 2024 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	36,637	32,628
Total securities available-for-sale	$36,637	$32,628

The unrealized losses as of March 31, 2024 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related available-for-sale are as follows:

	March 31, 2024 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$17,247	$(2,155)	$17,247	$(2,155)
Government National Mortgage Association	—	—	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	13,669	(1,926)	13,669	(1,926)
Total	$—	$—	$30,916	$(4,081)	$30,916	$(4,081)

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$20,406	$(2,575)	$20,406	$(2,575)
Federal Home Loan Mortgage Corporation	—	—	15,670	(2,333)	15,670	(2,333)
Total	$—	$—	$36,076	$(4,908)	$36,076	$(4,908)

All mortgage-backed securities are U.S. Government agency backed and collateralized by residential mortgages. During the nine months ended March 31, 2024, the Company acquired $21.3 million of available-for-sale securities from the Regal Bancorp acquisition. The Company did not purchase any other available-for-sale securities during the three and nine months ended March 31, 2024. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17. During the nine months ended March 31, 2024, there were no other sales of securities available-for-sale. During the nine months ended March 31, 2023, gross gains of $0 and gross losses of $6 resulting from sales of $457 of securities available-for-sale were realized.

5.
Securities Held-to-Maturity

The amortized cost and approximate fair values of securities held-to-maturity at March 31, 2024 and June 30, 2023 are as follows:

	March 31, 2024 (Unaudited)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$97,444	$2	$(16,718)	$80,728
Federal Home Loan Mortgage Corporation	51,318	81	(8,184)	43,215
Government National Mortgage Association	288	—	(2)	286
Subordinated Debt	7,750	—	(1,438)	6,312
CMO	2,522	—	(236)	2,286
Foreign Government Bonds	300	—	—	300
Annuities	2,195	—	—	2,195
Total securities held-to-maturity	$161,817	$83	$(26,578)	$135,322

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$104,612	$—	$(18,459)	$86,153
Federal Home Loan Mortgage Corporation	55,624	101	(9,014)	46,711
Government National Mortgage Association	332	—	(9)	323
Subordinated Debt	7,750	—	(1,450)	6,300
CMO	2,867	—	(279)	2,588
Total securities held-to-maturity	$171,185	$101	$(29,211)	$142,075

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The amortized cost and fair value of securities held-to-maturity by contractual maturity at March 31, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	March 31, 2024 (Unaudited)
	Amortized Cost	Fair Value
Due within 1 year	$100	$100
Due after 1 but within 5 years	7,950	6,512
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	153,767	128,710
Total securities held-to-maturity	$161,817	$135,322

The unrealized losses as of March 31, 2024 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	March 31, 2024 (Unaudited)
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$80,737	$(16,718)	$80,737	$(16,718)
Federal Home Loan Mortgage Corporation	—	—	43,215	(8,184)	43,215	(8,184)
Government National Mortgage Association	—	—	286	(2)	286	(2)
Subordinated Debt	—	—	6,312	(1,438)	6,312	(1,438)
CMO	—	—	2,286	(236)	2,286	(236)
Foreign Government Bonds	—	—	—	—	—	—
Annuities	—	—	—	—	—	—
Total	$—	$—	$132,836	$(26,578)	$132,836	$(26,578)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$1,480	$(7)	$84,673	$(18,452)	$86,153	$(18,459)
Federal Home Loan Mortgage Corporation	21,016	(3,917)	24,885	(5,097)	45,901	(9,014)
Government National Mortgage Association	322	(9)	—	—	322	(9)
Subordinated Debt	—	—	6,300	(1,450)	6,300	(1,450)
CMO	—	—	2,588	(279)	2,588	(279)
Total	$22,818	$(3,933)	$118,446	$(25,278)	$141,264	$(29,211)

Upon adoption of ASC 326, management no longer evaluates securities for other than temporary impairment. On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that U.S. government agencies and mortgage-backed securities of U.S. government and government-sponsored agencies have a zero expected credit loss as they are all backed by the full faith and credit of the United States Government, or one of its agencies.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At March 31, 2024 and June 30, 2023, the Company had $27 and 24, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the nine months ended March 31, 2024 and 2023:

	Nine Months Ended March 31,
	2024	2023
Net gains recognized on equity securities	$3	$(1)
Less: Net gains (losses) recognized on equity securities sold/acquired	—	—
Net unrealized gains recognized on equity securities	$3	$(1)

At March 31, 2024 and June 30, 2023, mortgage-backed securities with a carrying value of approximately $2,108 and $1, respectively, were pledged as collateral to secure public funds on deposit. During the nine months ended March 31, 2024, there were no sales of securities held-to-maturity. During the nine months ended March 31, 2024 and 2023 gross gains of $4 and gross losses of $117 resulting from sales of securities held-to-maturity were realized.

6.
Loans Receivable

Loans at March 31, 2024 and June 30, 2023 are summarized as follows:

	March 31, 2024	June 30, 2023
Owner occupied commercial real estate loans	$60,413	$144
Other commercial real estate loans	75,973	296
Multi-family loans	166,907	10
Commercial and industrial loans	12,358	—
Total commercial loans	315,651	450
Residential mortgage loans	375,065	353,624
Consumer and other loans	11,296	7,349
Total loans	702,012	361,423
Allowance for credit losses	(5,076)	(1,116)
Deferred loan costs, net	1,955	1,945
Loans receivable, net	$698,891	$362,252

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At March 31, 2024, commercial loans represented 45.0% of total loans receivable, net, while residential mortgage, consumer and other loans represented 55.0%, nearly all of which is concentrated within our primary market area in New Jersey. The Company holds 96.1% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At March 31, 2024, the Company had one non-accrual commercial loan in the amount of $72.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company adopted ASC 326 on July 1, 2023. All disclosures are presented in accordance with ASC 326 as of March 31, 2024. The following tables summarize the activity in the allowance for credit losses by loan class for the three and nine months ended March 31, 2024 and 2023, prior to the adoption of ASC 326, and information in regards to the allowance for credit losses and the recorded investment in loans receivable by loan class as of March 31, 2024 and June 30, 2023, prior to the adoption of ASC 326:

	Three Months Ended March 31, 2024 (Unaudited)
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(27)	(11)	40	(3)	(152)	11	(142)
Ending balance	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Loans Receivable:
Ending balance	$60,413	$75,973	$166,907	$12,358	$375,065	$11,296	$702,012
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$72	$148	$—	$220
Ending balance,
Collectively evaluated for impairment	$60,413	$75,973	$166,907	$12,286	$374,917	$11,296	$701,792

	Three Months Ended March 31, 2023 (Unaudited)
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	—	—	—	1	(1)	—
Ending balance	$—	$4	$—	$—	$1,040	$72	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$4	$—	$—	$1,040	$72	$1,116
Loans Receivable:
Ending balance	$—	$431	$13	$—	$348,795	$7,250	$356,489
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$147	$—	$147
Ending balance,
Collectively evaluated for impairment	$—	$431	$13	$—	$348,648	$7,250	$356,342

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended March 31, 2024 (Unaudited)
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,337	518	1,909	143	67	(61)	3,913
Ending balance	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Loans Receivable:
Ending balance	$60,413	$75,973	$166,907	$12,358	$375,065	$11,296	$702,012
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$72	$148	$—	$220
Ending balance,
Collectively evaluated for impairment	$60,413	$75,973	$166,907	$12,286	$374,917	$11,296	$701,792

	Nine Months Ended March 31, 2023 (Unaudited)
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
Allowance for Credit Losses:
Beginning balance	$—	$5	$—	$—	$1,036	$75	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	(1)	—	—	4	(3)	—
Ending balance	$—	$4	$—	$—	$1,040	$72	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$4	$—	$—	$1,040	$72	$1,116
Loans Receivable:
Ending balance	$—	$431	$13	$—	$348,795	$7,250	$356,489
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$147	$—	$147
Ending balance,
Collectively evaluated for impairment	$—	$431	$13	$—	$348,648	$7,250	$356,342

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of March 31, 2024:

	March 31, 2024 (Unaudited)
	2024	2023	2022	2021	2020	Prior	Revolving	Total
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$6,357	$7,485	$7,497	$5,570	$1,994	$31,510	$—	$60,413
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$6,357	$7,485	$7,497	$5,570	$1,994	$31,510	$—	$60,413
Other Commercial Real Estate
Risk Rating
Pass	$169	$3,997	$2,942	$1,757	$10,938	$56,170	$—	$75,973
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$169	$3,997	$2,942	$1,757	$10,938	$56,170	$—	$75,973
Multi-Family
Risk Rating
Pass	$1,496	$27,652	$24,255	$12,686	$7,435	$93,382	$—	$166,906
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$1,496	$27,652	$24,255	$12,686	$7,435	$93,382	$—	$166,906
Commercial and Industrial
Risk Rating
Pass	$287	$1,950	$2,822	$1,393	$2,367	$3,467	$—	$12,286
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	72	—	72
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$287	$1,950	$2,822	$1,393	$2,367	$3,539	$—	$12,358
Residential Mortgage
Risk Rating
Pass	$43,201	$56,079	$77,427	$76,128	$31,174	$90,908	$—	$374,917
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	148	—	148
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$43,201	$56,079	$77,427	$76,128	$31,174	$91,056	$—	$375,065
Consumer and Other
Risk Rating
Pass	$449	$385	$171	$45	$185	$1,084	$8,977	$11,296
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$449	$385	$171	$45	$185	$1,084	$8,977	$11,296

Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at March 31, 2024:

	March 31, 2024 (Unaudited)
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$60,413	$—	$—	$—	$60,413
Other commercial real estate	75,973	—	—	—	$75,973
Multi-family	166,907	—	—	—	$166,907
Commercial and industrial	12,286	—	72	—	$12,358
Residential Mortgage	374,917	—	148	—	$375,065
Consumer and Other	11,296	—	—	—	$11,296
Total	$701,792	$—	$220	$—	$702,012

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at June 30, 2023, prior to the adoption of ASC 326:

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
Owner occupied commercial real estate	$144	$—	$—	$—	$144
Other commercial real estate	296	—	—	—	$296
Multi-family	10	—	—	—	$10
Commercial and industrial	—	—	—	—	$—
Residential Mortgage	353,479	—	145	—	$353,624
Consumer and Other	7,349	—	—	—	$7,349
Total	$361,278	$—	$145	$—	$361,423

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents a distribution of the recorded investment and unpaid principal balance of impaired loans and the related allowance as of June 30, 2023, prior to the adoption of ASC 326.

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

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of March 31, 2024.

	March 31, 2024 (Unaudited)
	Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	72	—	72
Residential Mortgage	148	—	—	148
Consumer and Other	—	—	—	—
Total collateral dependent loans	$148	$72	$—	$220

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the classes of loans summarized by the past due status as of March 31, 2024 and June 30, 2023:

	March 31, 2024 (Unaudited)
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$60,413	$—	$—	$—	$60,413	$—	$—
Other commercial real estate	75,973	—	—	—	75,973	—	—
Multi-family	166,907	—	—	—	166,907	—	—
Commercial and industrial	12,358	—	—	—	12,358	—	72
Residential Mortgage	374,350	715	—	—	375,065	—	148
Consumer and Other	11,296	—	—	—	11,296	—	—
Total	$701,297	$715	$—	$—	$702,012	$—	$220

	June 30, 2023
	Delinquency Status
	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Loans	>90 Days and Accruing	Non- Accrual
Owner occupied commercial real estate	$144	$—	$—	$—	$144	$—	$—
Other commercial real estate	296	—	—	—	296	—	—
Multi-family	10	—	—	—	10	—	—
Commercial and industrial	—	—	—	—	—	—	—
Residential Mortgage	353,041	383	—	200	353,624	—	145
Consumer and Other	7,349	—	—	—	7,349	—	—
Total	$360,840	$383	$—	$200	$361,423	$—	$145
At March 31, 2024 and June 30, 2023, the Company had no foreclosed real estate owned.
7.
Premises and Equipment

Premises and equipment at March 31, 2024 and June 30, 2023 are summarized as follows:

	March 31, 2024	June 30, 2023
	(Unaudited)
Land	$926	$926
Buildings and leasehold improvements	9,172	7,796
Furniture, fixtures and equipment	5,151	4,608
Total	15,249	13,330
Accumulated depreciation	(10,295)	(9,784)
Net	$4,954	$3,546

Depreciation expense amounted to $520 and $310 for the nine months ended March 31, 2024 and 2023, respectively.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Nine Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$965	$5
Weighted-average remaining lease term, in years	2.4	3.2
Weighted-average discount rate	1.8	3.3

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of March 31, 2024 are as follows:

March 31, 2024	(Dollars in thousands)
2024	$872
2025	716
2026	504
2027	393
2028	278
Thereafter	176
Total future minimum lease payments	2,939
Less: imputed interest	(80)
Total	$2,859

9.
Deposits

Deposits at March 31, 2024 and June 30, 2023 consisted of the following:

	March 31, 2024	June 30, 2023
	(Unaudited)
Demand accounts:
Interest-bearing	$259,044	$137,496
Noninterest-bearing	123,463	40,687
Total demand accounts	382,507	178,183
Savings and club	181,263	166,253
Certificates of deposit	274,265	159,481
Total	$838,035	$503,917

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the"FDIC") insurance limit of $250 at March 31, 2024 and June 30, 2023 amounted to approximately $21.5 million and $13.4 million, respectively.

At March 31, 2024, the scheduled maturities of certificates of deposit are as follows:

2024	$179,940
2025	83,388
2026	5,278
2027	3,397
2028	2,099
2029	163
Total	$274,265

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.
Borrowings

At March 31, 2024 and June 30, 2023, the Company can borrow overnight funds from the FHLB under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At March 31, 2024 and June 30, 2023, the Company's maximum borrowing capacity was $100.0 million.

At March 31, 2024 and June 30, 2023, the Company's Board of Directors authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to make available funding to eligible depository institutions in order to help ensure they have the ability to meet the needs of their depositors following the events that occurred in the banking industry earlier in 2023. The program allows for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap (“OIS”) rate, plus 10 basis points, as of the day the advance is made. The interest rate is fixed for the term of the advance and there are no prepayment penalties. On March 29, 2023, Company borrowed $20.0 million under the BTFP at a borrowing rate of 4.76%, which it repaid in full during the three months ended March 31, 2024.

At March 31, 2024, the Company had no outstanding borrowings. At June 30, 2023, the Company had $20.0 million of outstanding borrowings.

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

At March 31, 2024, total unfunded loan related commitments, including lines of credit, amounted to $69.4 million, comprised of $36.6 million for unused equity lines of credit and $32.8 million to originate and purchase loans, expiring within three months.

At June 30, 2023, total unfunded loan related commitments, including lines of credit, amounted to $30.5 million, comprised of $23.7 million for unused equity lines of credit and $6.7 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The balance for unfunded commitments was $13 at March 31, 2024. Upon the adoption of ASC 326 on July 1, 2023, the Company recorded an additional reserve for

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

unfunded commitments of $1. For the nine months ended March 31, 2024, the Company recorded a provision for unfunded commitments, which resulted in an increase to the reserve for unfunded commitments of $12.

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

In 2021, the Bank adopted the new community bank leverage ratio framework. This framework simplifies the regulatory capital requirements by requiring the Bank to meet only the Tier 1 capital to average assets (leverage) ratio. The Bank must only maintain a leverage ratio greater than the 9.0% required minimum to be considered well capitalized under this framework. The Bank can opt out of the new framework and return to the risk-weighting framework at any time.

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of March 31, 2024, management believes that the Bank meets all capital adequacy requirements to which they are subject. As of March 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

					To be Well Capitalized
			For Capital Adequacy		under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollar Amounts in Thousands)
March 31, 2024 (Unaudited):
Tier 1 capital (to average total assets)	$172,863	16.58%	$41,716	4.00%	$93,861	9.00%
June 30, 2023:
Tier 1 capital (to average total assets)	$127,099	19.48%	$26,104	4.00%	$58,735	9.00%

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company's available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss. The securities available-for-sale portfolio consists of U.S. government-sponsored enterprise and mortgage-backed securities. The fair values of these securities were obtained from an independent nationally recognized pricing service. The independent pricing service provided prices categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

For financial assets measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023, the fair value measurements by level within the fair value hierarchy used are as follows:

	March 31, 2024 (Unaudited)
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$18,763	$—	$18,763
Government National Mortgage Association	—	$196	—	196
Federal Home Loan Mortgage Corporation	—	13,669	—	13,669
Equity securities	27	—	—	27
Total	$27	$32,628	$—	$32,655

	June 30, 2023
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,406	$—	$20,406
Federal Home Loan Mortgage Corporation	—	15,670	—	15,670
Equity securities	24	—	—	24
Total	$24	$36,076	$—	$36,100

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2024 and 2023.

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2024 and June 30, 2023 were as follows:

	March 31, 2024 (Unaudited)
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$72,493	$72,493	$—	$—
Securities held-to-maturity, at amortized cost	161,817	—	135,322	—
Restricted equity securities, at cost	1,274	—	1,274	—
Loans receivable, net	698,891	—	—	658,704
Accrued interest receivable	2,487	—	2,487	—
Financial Liabilities:
Deposits	838,035	—	682,077	—
Borrowings	—	—	—	—

	June 30, 2023
Description	Total	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash and cash equivalents	$42,449	$42,449	$—	$—
Securities held-to-maturity, at amortized cost	171,185	—	142,075	—
Restricted equity securities, at cost	726	—	726	—
Loans receivable, net	362,252	—	—	314,886
Accrued interest receivable	1,189	—	1,189	—
Financial Liabilities:
Deposits	503,917	—	429,279	—
Borrowings	20,000	—	19,883	—

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The financial information contained in this Form 10-Q as of and for the three and nine months ended March 31, 2024 is for SR Bancorp and Somerset Regal Bank, unless indicated otherwise. However, due to the timing of the merger noted above, the income statement only includes operations of the combined entity since September 19, 2023. Financial information as of June 30, 2023 and for the three and nine months ended March 31, 2023 is for Somerset Savings Bank, SLA, on a stand-alone basis.

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
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of and the methodology calculating the adequacy of the allowance for credit losses;
•
our ability to access cost-effective funding;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of the loan portfolio and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and other factors such as the regulatory, legal and environmental events. Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment and changes in the financial condition of borrowers.

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

Comparison of Financial Condition at March 31, 2024 and June 30, 2023

Total Assets. Total assets increased $401.3 million, or 61.6%, to $1.05 billion at March 31, 2024 from $651.5 million at June 30, 2023. The increase was primarily the result of the acquisition of Regal Bancorp, and its wholly-owned subsidiary Regal Bank, on September 19, 2023, which had $428.0 million of assets at the time of the acquisition. The increase was also due to net proceeds of $86.9 million obtained from the completion of the Company’s stock offering on the same date.

Cash and Cash Equivalents. Cash and cash equivalents increased $30.0 million, or 70.8%, to $72.5 million at March 31, 2024 from $42.4 million at June 30, 2023 due to $55.3 million of cash and cash equivalents acquired from the Regal Bancorp acquisition and the net proceeds of $86.9 million retained from the stock offering, partially offset by $69.5 million paid for the acquisition of Regal Bancorp.

Securities Available-for-Sale. Securities available-for-sale decreased $3.4 million, or 9.6%, to $32.6 million at March 31, 2024 from $36.1 million at June 30, 2023. The Company acquired $21.3 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a gain of $17,000. The remainder of the decrease was due to maturities and repayment of securities.

Securities Held-to-Maturity. Securities held-to-maturity decreased $9.4 million, or 5.5%, to $161.8 million at March 31, 2024 from $171.2 million at June 30, 2023 as the maturities of securities during the period more than offset the acquisition of $2.6 million of held-to-maturity securities from the Regal Bancorp acquisition.

Loans. Loans receivable, net, increased $336.6 million, or 92.9%, to $698.9 million at March 31, 2024 from $362.3 million at June 30, 2023. The Company acquired $336.0 million of loans from the Regal Bancorp acquisition, primarily consisting of $311.9 million of multi-family and commercial real estate loans and $17.0 million of commercial and industrial loans. As a result of the acquisition, the composition of the loan portfolio changed significantly from June 30, 2023. The percentage of residential mortgage loans to total loans decreased from 97.8% at June 30, 2023 to 53.4% at March 31, 2024. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 45.0% of loans at March 31, 2024.

Bank Owned Life Insurance. Bank owned life insurance increased $8.1 million, or 28.3%, to $36.8 million at March 31, 2024 from $28.7 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $7.5 million of bank owned life insurance at the time of acquisition.

Goodwill and Intangible Assets. The Company acquired goodwill and a core deposit premium intangible through the acquisition of Regal Bancorp. At the time of acquisition, goodwill was $20.5 million and the core deposit premium intangible asset was $9.1 million. No impairment loss was recognized on goodwill during the nine months ended March 31, 2024. The carrying amount of the core deposit premium intangible, net of accumulated amortization, was $8.1 million at March 31, 2024.

Total Liabilities. Total liabilities increased $324.2 million, or 61.2%, to $853.6 million at March 31, 2024 from $529.4 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $379.0 million of liabilities at the time of the acquisition.

Deposits. Deposits increased $334.1 million, or 66.3%, to $838.0 million at March 31, 2024 from $503.9 million at June 30, 2023 due primarily to the $373.2 million of deposits assumed from the Regal Bank acquisition. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit.

Borrowings. We had no borrowings outstanding at March 31, 2024 as the $20.0 million of borrowings outstanding at June 30, 2023 was repaid during the three months ended March 31, 2024.

Total Equity. Total equity increased $77.2 million, or 63.2%, to $199.3 million at March 31, 2024 from $122.1 million at June 30, 2023. The increase resulted from $84.0 million in stockholders’ equity from the Regal Bancorp acquisition and the net proceeds from the Company’s stock offering and other comprehensive income of $643,000, offset by a net loss of $7.8 million for the period.

Comparison of Operating Results for the three months ended March 31, 2024 and 2023

General. Net income increased $803,000 to $1.1 million for the three months ended March 31, 2024 from $260,000 for the three months ended March 31, 2023. The increase was caused primarily by $1.4 million of net accretion income related to the fair value adjustments recorded in connection with the acquisition of Regal Bancorp. Excluding the aforementioned $1.4 million of net accretion income, offset by $242,000 of merger-related costs, net income would have been $258,000 for the three months ended March 31, 2024.

Interest Income. Interest income increased $7.6 million, or 185.1%, to $11.6 million for the three months ended March 31, 2024 from $4.1 million for the three months ended March 31, 2023. The increase resulted primarily from a $6.9 million, or 236.5%, increase in interest income on loans and a $815,000 increase in interest income on other assets, offset by a $154,000, or 16.5%, decrease in interest income on securities. The average balance of loans increased $350.9 million, or 98.5%, to $707.1 million for the three months ended March 31, 2024, compared to $356.1 million for the three months ended March 31, 2023. In addition, the average yield on the loan portfolio increased 227 basis points to 5.55% for the three months ended March 31, 2024 from 3.28% for the three months ended March 31, 2023, which reflected the higher interest rate environment and the greater proportion of commercial loans in the portfolio.

The average balance of securities decreased $24.3 million, or 11.0%, to $197.8 million for the three months ended March 31, 2024, compared to $222.2 million for the three months ended March 31, 2023. This decrease was also the result of a decrease of ten basis points in the average yield of securities to 1.58% for the three months ended March 31, 2024 from 1.68% for the three months ended March 31, 2023.

The increase in the interest income on other assets was due to a 33 basis point increase in the average yield of other assets from 4.15% for the three months ended March 31, 2023 to 4.48% for the three months ended March 31, 2024 and a $71.1 million, or 313.9%, increase in the average balance of other assets from $22.6 million for the three months ended March 31, 2023 to $93.7 million for the three months ended March 31, 2024 due to excess cash from the merger and the offering.

Interest Expense. Interest expense increased $2.8 million or 451.4%, to $3.4 million for the three months ended March 31, 2024 from $613,000 for the three months ended March 31, 2023. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposits. The average balance of certificates of deposit increased $123.3 million, or 81.6%, to $274.4 million for the three months ended March 31, 2024 from $151.1 million for the three months ended March 31, 2023 and the average rate on certificates of deposit increased 254 basis points to 4.03% for the three months ended March 31, 2024 from 1.49% for the three months ended March 31, 2023 and the average balance of interest-bearing demand deposits increased $60.3 million, or 42.2%, to $203.3 million for the three months ended March 31, 2024 from $143.0 million for the three months ended March 31, 2023. The average rate on interest-bearing demand deposits increased 62 basis points to 0.69% for the three months ended March 31, 2024 from 0.07% for the three months ended March 31, 2023.

Net Interest Income. Net interest income increased $4.8 million, or 138.1%, to $8.3 million for the three months ended March 31, 2024 from $3.5 million for the three months ended March 31, 2023. The net interest rate spread increased 63 basis points to 2.83% for the three months ended March 31, 2024 from 2.20% for the three months ended March 31, 2023 while the net interest margin increased 100 basis points to 3.31% for the three months ended March 31, 2024 from 2.31% for the three months ended March 31, 2023. Net interest-earning assets increased $131.7 million, or 101.3%, to $261.8 million for the three months ended March 31, 2024 from $130.1 million for the three months ended March 31, 2023. The increases in the net interest rate spread and net interest margin were a result of both the acquisition of Regal Bancorp and the increasing yield on interest-earning assets outpacing the increasing cost of interest-bearing liabilities primarily due to the change in the composition of the loan portfolio.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $29 and $129 for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$707,072	$9,819	5.55%	$356,140	$2,918	3.28%
Securities	197,810	779	1.58%	222,155	933	1.68%
Other	93,741	1,050	4.48%	22,648	235	4.15%
Total interest-earning assets	998,622	11,648	4.67%	600,943	4,086	2.72%
Noninterest-earning assets	78,881			40,811
Total assets	$1,077,503			$641,754
Interest-bearing liabilities:
Savings and club accounts	$239,847	38	0.06%	$176,392	26	0.06%
Interest-bearing demand accounts	203,285	351	0.69%	142,955	25	0.07%
Certificates of deposit	274,354	2,764	4.03%	151,097	562	1.49%
Total interest-bearing deposits	717,486	3,153	1.76%	470,444	613	0.52%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other borrowings	19,355	227	4.69%	430	—	—
Total interest-bearing liabilities	736,841	3,380	1.83%	470,874	613	0.52%
Noninterest-bearing deposits	118,535			42,118
Other noninterest-bearing liabilities	21,537			11,005
Total liabilities	876,913			523,997
Equity	200,591			117,757
Total liabilities and equity	$1,077,503			$641,754
Net interest income		$8,268			$3,473
Net interest rate spread (1)			2.83%			2.20%
Net interest-earning assets (2)	$261,782			$130,069
Net interest margin (3)			3.31%			2.31%
Average interest-earning assets to interest- bearing liabilities	135.53%			127.62%

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

	Three Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$11,511	$(4,610)	$6,901
Securities	(409)	255	(154)
Other	740	75	815
Total interest-earning assets	11,842	(4,280)	7,562
Interest-bearing liabilities:
Savings and club accounts	39	(27)	12
Interest-bearing accounts	(563)	889	326
Certificates of deposit	1,837	365	2,202
Federal Home Loan Bank advances	—	—	—
Other borrowings	240	(13)	227
Total interest-bearing liabilities	1,553	1,214	2,767
Change in net interest income	$10,289	$(5,494)	$4,795

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level necessary to absorb credit losses incurred in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, we consider, among other things, loss experience, evaluations of real estate collateral, current and reasonably supportable economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses and make provisions for credit losses on a monthly basis.

Based on our evaluation of the above factors, we recorded a credit for credit losses of $142,000 for the three months ended March 31, 2024 compared to having no provision for the three months ended March 31, 2023. The credit for the three months ended March 31, 2024 reflected that we had no charge-offs for the period, and only two classified and non-performing loans at March 31, 2024 totaling $220,000. The absence of a provision for credit losses for the three months ended March 31, 2023 reflected that we had no charge-offs for the period, no classified loans at March 31, 2023 and only one non-performing loan in the amount of $145,000 at March 31, 2023. Our allowance for credit losses as a percentage of total loans was 0.72% at March 31, 2024 compared to 0.31% at March 31, 2023, reflecting the establishment of a general credit reserve for the acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2024 and March 31, 2023.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$193	$157	$36	22.9%
Increase in cash surrender value of bank- owned life insurance	247	155	92	59.4%
Fees and service charges on loans	36	5	31	620.0%
Unrealized gain (loss) on equity securities	1	(3)	4	133.3%
Other	39	(104)	143	137.5%
Total noninterest income	$516	$210	$306	145.7%

Noninterest income increased $306,000, or 145.7%, to $516,000 for the three months ended March 31, 2024 from $210,000 for the three months ended March 31, 2023, primarily as a result of an increase of $92,000 in the cash surrender value of bank-owned life insurance, an increase of $36,000 in service charges and fees on deposit accounts and an increase of $143,000 in other income. The increase in the cash surrender value of bank-owned life insurance was attributable to the additional bank-owned life insurance acquired in the Merger, while the increase in other income was primarily due to the loss on sales of securities during the three months ended March 31, 2023.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,631	$2,024	$1,607	79.4%
Occupancy	772	186	586	315.1%
Furniture and equipment	285	136	149	109.6%
Data processing	951	302	649	214.9%
Advertising	75	47	28	59.6%
Federal deposit insurance premiums	120	39	81	207.7%
Directors fees	103	81	22	27.2%
Professional fees	357	358	(1)	(0.3)%
Insurance	165	37	128	345.9%
Telephone, postage and supplies	210	75	135	180.0%
Other expenses	902	124	778	627.4%
Total noninterest expense	$7,571	$3,409	$4,162	122.1%

Noninterest expense increased $4.2 million, or 122.1%, to $7.6 million for the three months ended March 31, 2024 from $3.4 million for the three months ended March 31, 2023, primarily as a result of an increase in salaries and employee benefits, occupancy expenses, data processing expenses and other miscellaneous expenses, all related to the Merger.

Income Tax Expense. The provision for income taxes was $292,000 for the three months ended March 31, 2024, compared to a tax provision of $14,000 for the three months ended March 31, 2023. Our effective tax rate was 21.5% and 5.1% for the three months ended March 31, 2024 and 2023, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

Comparison of Operating Results for the nine months ended March 31, 2024 and 2023

General. Net income decreased $8.8 million to a loss of $7.8 million for the nine months ended March 31, 2024 from net income of $1.0 million for the nine months ended March 31, 2023. The decrease was caused primarily by a $5.4 million charitable contribution to the Somerset Regal Charitable Foundation established in connection with its conversion to the stock form of organization, which was funded with 452,758 shares of SR Bancorp common stock and $905,517 in cash.

The decrease was also due to a $4.2 million provision for credit losses incurred during the three months ended September 30, 2023 related to the acquisition of Regal Bancorp. These expenses were partially offset by $1.6 million of net accretion income related to the fair value adjustments recorded in connection with the Merger during the nine months ended March 31, 2024. Excluding the merger-related expenses totaling $3.9 million, the $4.2 million provision for credit losses and the charitable contribution of $5.4 million on an after-tax basis, offset by the $1.6 million of net accretion income in connection with the Merger, the Company would have reported net income of $1.4 million for the nine months ended March 31, 2024.

Interest Income. Interest income increased $17.8 million, or 152.0%, to $29.5 million for the nine months ended March 31, 2024 from $11.7 million for the nine months ended March 31, 2023. The increase resulted from a $15.5 million, or 187.8%, increase in interest income on loans and a $2.6 million increase in interest income on other assets, offset by a $326,000, or 11.6%, decrease in interest income on securities. The average balance of loans increased $258.9 million, or 74.2%, to $607.9 million for the nine months ended March 31, 2024, compared to $349.1 million for the nine months ended March 31, 2023. In addition, the average yield on the loan portfolio increased 206 basis points to 5.21% for the nine months ended March 31, 2024 from 3.15% for the nine months ended March 31, 2023, which reflected the higher interest rate environment and the greater proportion of commercial loans in the portfolio. The increase in the interest income on other assets was due to a 170 basis point increase in the average yield of other assets from 3.08% for the nine months ended March 31, 2023 to 4.78% for the nine months ended March 31, 2024 and a $63.0 million, or 232.9%, increase in the average balance of other assets from $27.1 million for the nine months ended March 31, 2023 to $90.1 million for the nine months ended March 31, 2024 due to excess cash from the Merger and the offering. The average balance of securities decreased $27.5 million, or 12.0%, to $201.8 million for the nine months ended March 31, 2024, compared to $229.3 million for the nine months ended March 31, 2023.

Interest Expense. Interest expense increased $6.7 million, or 498.1%, to $8.0 million for the nine months ended March 31, 2024 from $1.3 million for the nine months ended March 31, 2023. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposit. The average rate on certificates of deposit increased 263 basis points to 3.72% for the nine months ended March 31, 2024 from 1.09% for the nine months ended March 31, 2023 and the average balance of certificates of deposit increased $95.9 million, or 65.7%, to $241.8 million for the nine months ended March 31, 2024 from $145.9 million for the nine months ended March 31, 2023.The average balance of interest-bearing demand deposits increased $34.0 million, or 23.4%, to $179.2 million for the nine months ended March 31, 2024 from $145.2 million for the nine months ended March 31, 2023. The average rate on interest-bearing demand deposits increased 30 basis points to 0.37% for the nine months ended March 31, 2024 from 0.07% for the nine months ended March 31, 2023.

Net Interest Income. Net interest income increased $11.1 million, or 107.1%, to $21.4 million for the nine months ended March 31, 2024 from $10.4 millionfor the nine months ended March 31, 2023. The net interest rate spread increased 54 basis points to 2.74% for the nine months ended March 31, 2024 from 2.20% for the nine months ended March 31, 2023 while the net interest margin increased 90 basis points to 3.18% for the nine months ended March 31, 2024 from 2.28% for the nine months ended March 31, 2023. Net interest-earning assets increased $108.1 million, or 82.5%, to $239.3 million for the nine months ended March 31, 2024 from $131.1 million for the nine months ended March 31, 2023. The increases in the net interest rate spread and net interest margin were a result of both the acquisition of Regal Bancorp and the increasing yield on interest-earning assets outpacing the increasing cost of interest-bearing liabilities primarily due to the change in the composition of the loan portfolio.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $279 and $448 for the nine months ended March 31, 2024 and 2023, respectively.

	Nine Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$607,947	$23,760	5.21%	$349,055	$8,256	3.15%
Securities	201,799	2,489	1.64%	229,327	2,815	1.64%
Other	90,070	3,228	4.78%	27,060	625	3.08%
Total interest-earning assets	899,815	29,477	4.37%	605,442	11,696	2.58%
Noninterest-earning assets	68,098			39,965
Total assets	$967,914			$645,407
Interest-bearing liabilities:
Savings and club accounts	$219,611	84	0.05%	$183,044	83	0.06%
Interest-bearing demand accounts	179,242	504	0.37%	145,201	73	0.07%
Certificates of deposit	241,804	6,750	3.72%	145,924	1,188	1.09%
Total interest-bearing deposits	640,657	7,338	1.53%	474,169	1,344	0.38%
Federal Home Loan Bank advances	—	—	—	—	—	—
Other borrowings	19,887	707	4.74%	147	—	—
Total interest-bearing liabilities	660,544	8,045	1.62%	474,316	1,344	0.38%
Noninterest-bearing deposits	110,281			42,943
Other noninterest-bearing liabilities	18,832			11,349
Total liabilities	789,657			528,608
Equity	178,257			116,799
Total liabilities and equity	$967,914			$645,407
Net interest income		$21,432			$10,352
Net interest rate spread (1)			2.74%			2.20%
Net interest-earning assets (2)	$239,271			$131,126
Net interest margin (3)			3.18%			2.28%
Average interest-earning assets to interest- bearing liabilities	136.22%			127.65%

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

	Nine Months Ended March 31,
	2024 vs. 2023
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	8,155	7,349	15,504
Securities	(451)	125	(326)
Other	(444)	3,047	2,603
Total interest-earning assets	7,260	10,521	17,781
Interest-bearing liabilities:
Savings and club accounts	22	(21)	1
Interest-bearing accounts	(131)	562	431
Certificates of deposit	1,045	4,517	5,562
Federal Home Loan Bank advances	—	—	—
Other borrowings	240	467	707
Total interest-bearing liabilities	1,176	5,525	6,701
Change in net interest income	6,084	4,996	11,080

Provision for Credit Losses. We recorded a provision for credit losses of $3.9 million, all in connection with the Merger for the nine months ended March 31, 2024, whereas we recorded no provision for the nine months ended March 31, 2023. The absence of a provision for credit losses for the nine months ended March 31, 2023 reflects that we had no charge-offs for the period, no classified loans at March 31, 2023 and only $145,000 of non-performing loans at March 31, 2023. Our allowance for credit losses as a percentage of total loans was 0.72% at March 31, 2024 compared to 0.31% at March 31, 2023, reflecting the establishment of a general credit reserve for the acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at March 31, 2024 and March 31, 2023.

Noninterest Income. Noninterest income was as follows:

	Nine Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$576	$502	$74	14.7%
Increase in cash surrender value of bank- owned life insurance	655	483	172	35.6%
Fees and service charges on loans	47	16	31	193.8%
Unrealized gain (loss) on equity securities	3	(1)	4	400.0%
Other	113	(89)	202	227.0%
Total noninterest income	$1,394	$911	$483	53.0%

Noninterest income increased $483,000, or 53.0%, to $1.4 million for the nine months ended March 31, 2024 from $911,000 for the nine months ended March 31, 2023, as a result of an increase of $172,000 in the cash surrender value of bank-owned life insurance, an increase of $74,000 in service charges and fees on deposit accounts and an increase of $202,000 in other noninterest income.

Noninterest Expense. Noninterest expense was as follows:

	Nine Months Ended March 31,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,050	$6,030	$6,020	99.8%
Occupancy	1,674	548	1,126	205.5%
Furniture and equipment	674	406	268	66.0%
Data processing	2,392	—	2,392	—
Advertising	204	155	49	31.6%
Federal deposit insurance premiums	348	117	231	197.4%
Directors fees	288	258	30	11.6%
Professional fees	1,775	914	861	94.2%
Insurance	389	122	267	218.9%
Telephone, postage and supplies	391	231	160	69.3%
Other expenses	7,799	433	7,366	1701.2%
Total noninterest expense	$27,984	$9,214	$18,770	203.7%

Noninterest expense increased $18.8 million, or 203.7%, to $28.0 million for the nine months ended March 31, 2024 from $9.2 million for the nine months ended March 31, 2023, primarily as a result of a $5.4 million charitable contribution, contained within other expenses, as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $905,517 in cash. The increase was also due to an increase in salaries and employee benefits for change in control payments totaling $2.6 million related to the Merger, an increase in professional fees for merger expenses totaling $760,000, an increase in data processing expenses primarily due to the payment of a $414,000 early termination fee related to the acquisition of Regal Bancorp, and additional miscellaneous expenses related to the Merger totaling $72,000.

Income Tax Expense. The benefit for income taxes was $1.2 million for the nine months ended March 31, 2024, compared to a tax expense of $135,000 for the nine months ended March 31, 2023. Our effective tax rate was 13.7% and 11.8% for the nine months ended March 31, 2024 and 2023, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing transaction deposit accounts;
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

By following these strategies, we believe that we are better positioned to react to changes in market interest rates.

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

The table below sets forth, as of March 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2024
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+400	$121,126	$(82,643)	(40.56)%
+300	139,918	(63,851)	(31.34)%
+200	164,082	(39,688)	(19.48)%
+100	187,807	(15,963)	(7.83)%
—	203,769	—	—
-100	215,865	12,095	5.94%
-200	223,550	19,781	9.71%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 19.48% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.71% increase in EVE.

Change in Net Interest Income. The following table sets forth, at March 31, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2024
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
+400	$27,752	$(4,869)	$29,556	$(4,476)
+300	28,988	(3,633)	30,715	(3,317)
+200	31,071	(1,550)	33,506	(526)
+100	33,306	685	35,444	1,412
—	32,621	—	34,032	—
-100	31,229	(1,392)	31,125	(2,907)
-200	29,719	(2,902)	27,888	(6,143)

The table above indicates that at March 31, 2024, we would have experienced an 4.75% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 9.76% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At March 31, 2024, this ratio was 8.7% We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2024.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2024, cash and cash equivalents totaled $72.5 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $32.6 million at March 31, 2024.

At March 31, 2024, we had $69.4 million in outstanding loan commitments and $36.6 million of unused lines of credit. Certificates of deposit due within one year of March 31, 2024 totaled $179.9 million, or 21.5% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after March 31, 2024. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the nine months ended March 31, 2024, we originated $25.5 million of loans and purchased $44.0 million. We had no purchases of securities classified as held to maturity during the nine months ended March 31, 2024.

Financing activities consist primarily of activity in deposit accounts. Deposits increased $334.1 million, or 66.3%, to $838.0 million at March 31, 2024 from $503.9 million at June 30, 2023. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $119.9 million of certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had no outstanding borrowings with the Federal Reserve Bank at March 31, 2024 and a $20.0 million outstanding borrowing at June 30, 2023.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2024 Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 12 of the Notes to the Consolidated Financial Statements.

The net proceeds from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity will be adversely affected following the offering until such excess funds can be deployed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

SR Bancorp, Inc.

Date: May 15, 2024	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: May 15, 2024	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer