Form 10-K
period 2024-06-30
SR Bancorp, Inc.
filed 2024-10-16
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer's during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $88,447,495.

The number of shares of Registrant’s Common Stock outstanding as of October 4, 2024 was 9,410,382.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Auditor Firm Id:	23	Auditor Name:	Baker Tilly US, LLP	Auditor Location:	Iselin, NJ, USA

ii

PART I

Item 1. Business.

General

SR Bancorp, Inc. SR Bancorp, Inc. (“SR Bancorp” or the “Company”) is a Maryland chartered company and the holding company for Somerset Regal Bank (the “Bank”). SR Bancorp’s primary business activity is the ownership of the outstanding common stock of Somerset Regal Bank. SR Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Somerset Regal Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement.

At June 30, 2024, SR Bancorp had total assets of $1.02 billion, deposits of $807.1 million and total equity of $199.5 million.

The Company became the holding company for Somerset Regal Bank as part of the mutual-to-stock conversion of Somerset Savings Bank, SLA as described below. However, as of June 30, 2023, the conversion had not been completed. Accordingly, the financial and other information contained in this document at and for the year ended June 30, 2023 is for Somerset Savings Bank, SLA, unless indicated otherwise.

In the future, SR Bancorp may acquire or organize other entities or operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Our website address is www.somersetregalbank.com. We plan to make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our website should not be considered a part of this document.

Somerset Regal Bank. Somerset Regal Bank was formed through the combination on September 19, 2023 of Somerset Bank and Regal Bank, two New Jersey chartered institutions. The Bank operates from 14 branches in Essex, Hunterdon, Hudson, Livingston, Middlesex, Morris, Somerset and Union counties in the northern and central New Jersey. The Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market.

Completed Stock Offering

On September 19, 2023, Somerset Savings Bank, SLA converted from the mutual to stock form of organization and SR Bancorp completed its stock offering. SR Bancorp sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,364 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of SR Bancorp common stock were outstanding.

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

Market Area

The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey through its 14 full-service branch locations.

The markets served by Somerset Regal Bank encompass a broad geographic area in central and northern New Jersey. The market areas served by Somerset Regal Bank have highly developed and diverse economies. Pharmaceutical, financial services, professional services and retail companies are among the largest employers in the counties served by Somerset Regal Bank. Employment data shows that jobs in services and education/healthcare/social services accounted for the largest and second largest employment sectors, respectively, in the counties and in New Jersey. Wholesale/retail trade was the third largest employment sector for the counties followed by manufacturing jobs in the counties of Hunterdon, Morris and Somerset. Finance/insurance/real estate was the fourth largest employment sector for the counties of Essex, Middlesex and the State of New Jersey. Transportation/utility jobs were the fourth largest employment sector for Union County.

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

At June 30, 2024, Somerset Regal Bank maintained its largest balance of deposits in Somerset County, where it maintains its headquarters and maintains its largest branch presence. Based on June 30, 2024 deposit data, Somerset Regal Bank’s $353.1 million of deposits provided for a 2.0% market share of bank and thrift deposits in Somerset County, which was the tenth largest market share out of 20 financial institutions in the market.

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

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, we have had a significant portion of our loan portfolio concentrated in residential loans, including one- to four-family residential loans. Our merger with Regal Bank greatly expanded our commercial loan portfolio and commercial lending capabilities. At June 30, 2024, residential mortgage loans comprised 53.7% of our total loan portfolio and commercial loans comprised 44.7%, which largely consisted of multi-family loans.

We did not participate in the Paycheck Protection Program administered by the U.S. Small Business Administration.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner occupied commercial real estate loans	$59,968	8.16%	$144	0.04%
Other commercial real estate loans	75,782	10.31%	296	0.08%
Multi-family loans	180,364	24.54%	10	—
Commercial and industrial loans	12,522	1.70%	—	—
Total commercial loans	328,636	44.71%	450	0.12%
Residential mortgage loans	394,723	53.70%	353,624	97.84%
Consumer and other loans	11,658	1.59%	7,349	2.04%
Total loans	735,017	100.00%	361,423	100.00%
Allowance for credit losses	(5,229)		(1,116)
Net deferred loan origination fees	2,071		1,945
Loans, net	$731,859		$362,252

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,663	$4	$1,233	$3,076	$56	$5,448	$11,480
After one through five years	819	7,372	19,605	2,675	7,657	1,177	39,305
After five through 15 years	17,239	27,244	88,770	3,836	86,310	4,010	227,409
More than 15 years	40,247	41,162	70,756	2,935	300,700	1,023	456,823
Total	$59,968	$75,782	$180,364	$12,522	$394,723	$11,658	$735,017

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at June 30, 2024 that are contractually due after June 30, 2025.

	Due After June 30, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)
Owner occupied commercial real estate loans	$—	$58,305	$58,305
Other commercial real estate loans	—	75,778	75,778
Multi-family loans	—	179,131	179,131
Commercial and industrial loans	—	9,446	9,446
Total commercial loans	$—	$322,660	$322,660
Residential mortgage loans	314,605	80,062	394,667
Consumer and other loans	2,557	3,653	6,210
Total loans	$317,162	$406,375	$723,537

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We require title insurance on all first mortgage loans, and borrowers must obtain hazard insurance. Additionally, we require flood insurance for loans on properties located in a flood zone and may require such insurance on properties not located in a flood zone.

Generally, adjustable-rate loans will better insulate Banks from interest rate risk as compared to fixed-rate mortgages. An increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. To mitigate the risk of an increase to a monthly mortgage payment of an adjustable-rate loan, which could result in an increase to delinquencies and defaults, we adhere to strict underwriting guidelines by initially qualifying a borrower at a higher interest rate. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. At June 30, 2024, we had $316.1 million in multi-family and commercial real estate loans, representing 43.0% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2024, commercial real estate loans totaled $135.8 million, of which $60.0 million was owner-occupied real estate and $75.8 million was secured by income producing, or non-owner-occupied real estate.

We generally originate commercial real estate loans with maximum maturities and amortizations of up to 30 years and loan-to-value ratios of up to 75% of the appraised value of the collateral property on purchases and up to 70% of the appraised value of the collateral property on refinances. Our commercial real estate loans are offered with adjustable interest rates, which generally adjust every three, five, seven and ten years with the interest rate indexed to the five-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally establish a deposit relationship with us typically in the form of an operating account and/or tenant security accounts. At June 30, 2024, our largest commercial real estate loan totaled $6.0 million and was secured by a non-owner-occupied multi-family apartment building located in our primary market area. At June 30, 2024, this loan was performing in accordance with its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, experience and financial condition of the borrower (including credit history), the value and condition of the mortgaged property securing the loan, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the mortgaged property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

At June 30, 2024, multi-family real estate loans totaled $180.4 million, which represented 24.5% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with adjustable interest rates with maturities and amortization periods generally of up to 30 years. Interest rates on our multi-family real estate loans are generally indexed to the 5-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. Adjustment periods are generally every three, five, seven and ten years. At June 30, 2024, our largest multi-family real estate loan had an outstanding balance of $6.0 million and was secured by a non-owner-occupied multi-family apartment building located in our primary market area. At June 30, 2024, this loan was performing according to its original terms.

In underwriting multi-family real estate loans, we require a debt service coverage ratio of at least 1.25x and consider several factors, including the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate purchase loans have loan-to-value ratios of up to 75% of the appraised value of the property securing the loans and up to 70% of the appraised value of the collateral property on refinances. All of our multi-family real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally establish a deposit relationship with us typically in the form of an operating account and/or tenant security accounts. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial and Industrial Loans. At June 30, 2024, we had $12.5 million of commercial and industrial ("C&I") loans outstanding, representing 1.7% of the total loan portfolio. Typically, we originate C&I loans and lines of credit to small- and medium-sized companies in our market area under the Small Business Administration ("SBA") program. Our C&I loans, specifically SBA loans, are generally used for working capital purposes or for acquiring real estate, equipment, inventory or furniture. Our C&I loan portfolio consists of a mix of secured loans and unsecured loans. Generally, secured loans underwritten through the SBA program can have a loan-to-value ratio of up to 90% of the real estate collateral securing the loan. When making SBA C&I loans, we require a debt service coverage ratio of at least 1.25x and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business, and the value of collateral, accounts receivable, inventory, and equipment. Personal guarantees are obtained from all SBA C&I borrowers. We generally seek to establish the primary deposit account relationship of our C&I business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. We may increase this type of lending in the future.

The commercial loans that we offer are variable- and fixed-rate loans, generally for a one- to ten-year term. Variable interest rates are indexed to the Prime Rate as published in The Wall Street Journal, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When making C&I loans outside of the SBA program, we require a debt service coverage ratio of at least 1.25x and, for C&I loans secured by real estate, a loan-to-value ratio of up to 75% of the real estate collateral securing the loan. We review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, and the value of the collateral. We generally do not make unsecured C&I loans and, if unsecured, typically we secure real estate collateral as an abundance of caution. Personal guarantees are obtained from C&I borrowers.

At June 30, 2024, our largest C&I loan totaled $1.3 million on a line of credit with a total available draw of $1.5 million, and was secured by an owner-occupied commercial building. At June 30, 2024, this loan was performing in accordance with its contractual terms.

Consumer loans. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 70% based on the appraised value for one- to four-family owner-occupied loans. Home equity loans have fixed rates of interest and are originated with terms of up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. We hold a first or second mortgage position on all of the properties that secure our home equity loans.

We offer unsecured personal loans up to $5,000 and rehabilitation loans up to $10,000. Borrowers seeking a personal loan must be a Bank customer for at least one year, among other requirements. Rehabilitation loans are subject to a 70% loan to value limit and must be for one- to two-family owner-occupied properties located in the Bank’s market area. We also offer loans secured by passbook and certificates of deposit accounts held at the Bank, up to 90% of the balance of the certificate of deposit or passbook. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Liquidity and Capital Resources.”

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources. The primary source of loan originations are existing customers, broker referrals, walk-in traffic, purchases from correspondent banks, advertising and referrals from customers. At June 30, 2024, we had loan participations of $4.9 million. As a supplement to our in-house loan originations of one- to four-family residential real estate loans, Somerset Regal Bank enters into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with eight different mortgage brokers in our market area, none of which we have an ownership interest in or share any common employees or directors. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them on a loan-by-loan basis to the Bank following a re-underwriting of the loan in accordance with our own underwriting criteria. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans. For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended June 30, 2024 and June 30, 2023, we purchased $41.5 million and $42.6 million, respectively, of loans from these mortgage brokers for our portfolio. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are amortized over the contractual life of the loan.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s position and experience. The Management Loan Committee, comprised of SR Bancorp Inc.'s Chairman, Somerset Regal Bank’s Chairman and Chief Executive Officer, President and Chief Operating Officer, Chief Credit Officer, Senior Mortgage Lending Officer and Senior Commercial Lending Officer, approves residential and commercial loans up to $1.0 million and builder tract loans up to $1.5 million. Loans in excess of such amounts must be approved by the Board of Directors. The Management Loan Committee approves commercial loans up to $3.0 million. Loans in excess of such amounts must be approved by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2024, our regulatory limit on loans to one borrower was $29.9 million. Our loan policy has a $15.0 million loan to one borrower limit and $20.0 million loan to related borrowers limit. At June 30, 2024, our largest lending relationship was comprised of five loans with an aggregate total of $12.9 million to related borrowers. These loans were performing in accordance with their terms at June 30, 2024.

Loan Commitments. We issue commitments for fixed- and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Non-Performing and Problem Assets

When a loan is 15 days past due, we send the borrower a late charge notice. If the loan delinquency is not corrected, other forms of collections are implemented, including telephone calls and collection letters. We attempt personal, direct contact with the borrower to determine the reason for the delinquency, to ensure that the borrower understands the terms of the loan and to emphasize the importance of making timely payments. If necessary, subsequent late charges and delinquency notices are issued and the account will be monitored on a regular basis thereafter. By the 90th day of delinquency, we will send the borrower a final demand for payment, after which we may refer the loan to legal counsel to commence foreclosure proceedings. Any of our loan officers can shorten these time frames in consultation with the senior lending officer.

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. Our Senior Mortgage Lending Officer reports monitored loans, including all loans rated special mention, substandard, doubtful or loss, to the Board of Directors on a quarterly basis. In addition, management presents a quarterly credit loss allowance analysis to our Board of Directors.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	June 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

	June 30, 2023
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$144	$144
Other commercial real estate	—	—	—	—	—	296	296
Multi-family	—	—	—	—	—	10	10
Commercial and industrial	—	—	—	—	—	—	—
Residential mortgage	383	—	55	145	583	353,041	353,624
Consumer and Other	—	—	—	—	—	7,349	7,349
Total	$383	$—	$55	$145	$583	$360,840	$361,423

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.The Bank had no troubled debt restructurings as of June 30, 2024 and June 30, 2023.

	At June 30,
	2024	2023
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$—	$145
Commercial loans	50	—
Total non-accrual loans	50	145
Accruing loans past due 90 days or more:
Residential mortgage loans	—	55
Total non-performing loans	50	200
Real estate owned	—	—
Total non-performing assets	$50	$200
Total non-performing loans to total loans	0.01%	0.06%
Total non-accrual loans to total loans	0.01%	0.04%
Total non-performing assets to total assets	0.00%	0.03%

Our classified and special mention loans at the dates indicated were as follows:

	June 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$59,968	$—	$—	$—	$59,968
Other commercial real estate	75,782	—	—	—	75,782
Multi-family	180,364	—	—	—	180,364
Commercial and industrial	12,472	—	50	—	12,522
Residential mortgage	394,723	—	—	—	394,723
Consumer and Other	11,658	—	—	—	11,658
Total	$734,967	$—	$50	$—	$735,017

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$144	$—	$—	$—	$144
Other commercial real estate	296	—	—	—	296
Multi-family	10	—	—	—	10
Commercial and industrial	—	—	—	—	—
Residential mortgage	353,479	—	145	—	353,624
Consumer and Other	7,349	—	—	—	7,349
Total	$361,278	$—	$145	$—	$361,423

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At June 30, 2024 and June 30, 2023, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2024, we had no assets designated as special mention.

The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2024 and June 30, 2023, we had $50,000 and $145,000, respectively of loans classified as substandard, and no assets classified as doubtful or loss.

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb credit losses that are both probable and reasonably estimable. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses.” The allowance for credit losses as of June 30, 2024 was maintained at a level that represents management’s best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	Year Ended June 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,331	498	1,998	146	109	(16)	4,066
Ending balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229

	Year Ended June 30, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$5	$—	$—	$1,036	$75	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	—	(1)	—	—	3	(2)	—
Ending balance	$—	$4	$—	$—	$1,039	$73	$1,116

Allocation of Allowance for Credit Losses. The following tables set forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	June 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(Dollars in thousands)
Owner occupied commercial real estate loans	$1,331	25.46%	8.16%	0.81%
Other commercial real estate loans	502	9.60	10.31	0.07
Multi-family loans	1,998	38.21	24.54	0.27
Commercial and industrial loans	146	2.79	1.70	0.02
Residential mortgage loans	1,175	22.47	53.70	0.16
Consumer and other loans	77	1.47	1.59	0.01
Total allocated allowance	5,229	100.00%	100.00%	0.71%
Unallocated	—
Total	$5,229
Allowance to non-performing loans	10458.00%
Allowance to total loans outstanding at the end of the year	0.71%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2023
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(Dollars in thousands)
Owner occupied commercial real estate loans	$—	—	0.04%	—
Other commercial real estate loans	4	0.36%	0.08%	—
Multi-family loans	—	—	—	—
Commercial and industrial loans	—	—	—	—
Residential mortgage loans	1,039	93.10	97.84%	0.29
Consumer and other loans	73	6.54	2.04	0.02
Total allocated allowance	1,116	100.00%	100.00%	0.31%
Unallocated	—
Total	$1,116
Allowance to non-performing loans	558.00%
Allowance to total loans outstanding at the end of the year	0.31%
Net (charge-offs) recoveries to average loans outstanding during the year	—

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

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to achieve a yield consistent with credit and interest rate risk parameters included in Somerset Regal Bank’s policies. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. The Investment Committee, consisting of the Chief Executive Officer, President and Chief Financial Officer, is responsible for implementation of the investment policy, and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a quarterly basis.

At June 30, 2024, our investment portfolio consisted solely of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises totaling $145.7 million, subordinated debentures issued by financial institutions in the Mid-Atlantic region totaling $7.8 million and collateralized mortgage obligations totaling $2.4 million. At June 30, 2024, we also owned $1.2 million of restricted equity securities, of which $1.1 million consisted of Federal Home Loan Bank of New York stock. As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost.

We sold all available-for-sale securities during the year ended June 30, 2024, and held no balance as of June 30, 2024. The sales were part of a balance sheet restructuring in which the Company sold $35.4 million in book value of its lower-yielding investment securities for a pre-tax realized loss of approximately $4.4 million. The Company redeployed the $30.9 million of proceeds from the sale of these securities into approximately the same amount of residential and commercial real estate mortgages. The loans originated had a positive spread differential of approximately 472 basis points over the securities that were sold, which is expected to result in $1.4 million in additional pre-tax earnings, on an annualized basis. As such, the Company estimates that the loss on the sale of securities will be recouped within approximately 3.23 years.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis at June 30, 2024:

	June 30, 2024
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due within one year	$100	$100	2.50%
Due after one year through five years	200	200	3.13%
Due after five years through ten years	7,750	6,262	3.10%
Due after ten years	2,181	2,181	—
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	145,398	120,403	1.66%
Issued by GNMA	273	270	3.89%
CMO	2,423	2,201	2.50%
Total	$158,325	$131,617	1.73%

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At June 30, 2024, we also held $22.2 million of accounts from a variety of local municipal relationships. We have no brokered deposits.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a business checking account designed for small businesses, savings and money market accounts. We offer bill payment services through our online banking system.

Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates to attract deposits of a specific type or term.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2024			2023
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$108,026	13.39%	—%	$40,687	8.07%	—%
Interest-bearing deposits	252,880	31.33	1.13	137,496	27.29	0.06
Savings and club accounts	173,375	21.48	0.07	166,253	32.99	0.05
Time deposits	272,819	33.80	3.81	159,481	31.65	2.22
Total	$807,100	100.00%		$503,917	100.00%

As of June 30, 2024 and June 30, 2023, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $109.7 million and $21.2 million, respectively. In addition, as of June 30, 2024 and 2023, the aggregate amount of all our uninsured certificates of deposit was $21.9 million and $3.4 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of June 30, 2024.

	At June 30,
	2024	2023
	(Dollars in thousands)
Maturity Period:
Three months or less	$4,050	$828
Over three through six months	5,733	1,039
Over six through twelve months	8,813	813
Over twelve months	3,351	753
Total	$21,947	$3,433

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

At June 30, 2024 and 2023, we had no outstanding advances from the Federal Home Loan Bank of New York. At June 30, 2024, we had access to Federal Home Loan Bank advances of up to $100.0 million based on our unused qualifying collateral available to support such advances.

We also have the ability to borrow from the Federal Reserve Bank of New York to supplement our investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At June 30, 2024, we had a no outstanding borrowings with the Federal Reserve Bank of New York. At June 30, 2023 we had a $20.0 million borrowing with the Federal Reserve Bank under the Bank Term Funding Program.

Human Capital Resources

Employees

As of June 30, 2024, we had 116 full-time employees and two part-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Anti-Discrimination and Code of Conduct

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

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay and comprehensive healthcare benefits for employees. We sponsor a 401(k) plan and we match employee contributions up to a certain limit. In addition, nearly all of our employees are stockholders of SR Bancorp through participation in our Employee Stock Ownership Plan, which aligns stockholder interests by providing stock ownership on a tax-deferred basis at no cost to the employee.

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

Subsidiaries

Somerset Regal Bank is SR Bancorp’s only subsidiary.

Somerset Regal Bank maintains three subsidiaries: (1) RB Properties, LLC, a New Jersey limited liability corporation established to hold and manage foreclosed real estate properties; (2) Somerset Investment Company, a New Jersey corporation established to hold certain investment securities; and (3) Somerset Consumer Service Corporation, A New Jersey corporation that is currently inactive.

Regulation and Supervision

Upon consummation of the mutual-to-stock conversion, stock offering, charter conversion, Merger and bank merger (collectively, the “transactions”), Somerset Regal Bank became a New Jersey chartered commercial bank which is not a member of the Federal Reserve System (referred to as a “state nonmember bank”), subject to regulation, supervision and examination by the NJDBI and the FDIC. In turn, SR Bancorp became a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and subject to regulation, supervision and examination by the Federal Reserve. As a public holding company, SR Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. This description is not intended to be a complete list or description of such statutes and regulations and their effects on Somerset Regal Bank and SR Bancorp.

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

This regulatory and supervisory structure is intended primarily for the protection of depositors and the Deposit Insurance Fund. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding classifying assets and establishing an adequate allowance for credit losses for regulatory purposes. The regulatory authorities have substantial discretion to take enforcement action with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.

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
5.
certain other assets.

New Jersey-chartered banks may also make other investments pursuant to “leeway” authority that permits investments not otherwise permitted by the New Jersey Banking Act. Leeway investments must comply with a number of limitations on the individual and aggregate amounts of such investments. A bank may also exercise trust powers upon approval of the NJDBI. New Jersey-chartered banks also may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDBI by regulation or by specific authorization is required. The exercise of these lending, investment and activity powers is limited by federal law and regulations. See “—Federal Bank Regulation—Activities and Investments” below. Certain corporate transactions by a New Jersey-chartered bank, such as establishing branches and acquiring other banks, require the prior approval of the NJDBI.

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

The New Jersey Banking Act imposes conditions and limitations on the liabilities to a bank of its directors and executive officers and of corporations and partnerships controlled by such persons, that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed below. The New Jersey Banking Act also provides that a bank that is in compliance with the Federal Reserve’s Regulation, as discussed below, is deemed to be in compliance with such provisions of the New Jersey Banking Act.

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

Federal Bank Regulation

Supervision and Enforcement Authority. Somerset Regal Bank will be subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. State nonmember banks must file reports with the FDIC concerning their activities and financial condition. State nonmember banks must also obtain prior FDIC approval before entering into certain corporate transactions such as establishing new branches and mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate state nonmember bank's safety and soundness and compliance with various regulatory requirements.

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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Somerset Regal Bank exercised the AOCI opt-out-election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9%, to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Somerset Regal Bank has opted into the community bank leverage ratio framework.

In assessing an institution’s capital adequacy, the FDIC takes into consideration not only these numeric factors, but also qualitative factors. The FDIC has the authority to establish higher capital requirements for individual institutions were deemed necessary.

At June 30, 2024, Somerset Regal Bank exceeded each of its capital requirements.

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

An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2024, Somerset Regal Bank was classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations, and are required to submit a capital restoration plan to the appropriate federal banking agency. An undercapitalized bank’s compliance with a capital restoration plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of possible additional measures, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, reduce total assets, cease receipt of deposits from correspondent banks, dismiss directors or officers, or to limit interest rates paid on deposits, compensation of executive officers or capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they are determined to be critically undercapitalized.

A bank that is classified as well-capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Qualifying institutions that elect and comply with the community bank leverage ratio framework are considered well-capitalized under the prompt corrective action regulations if they have a community bank leverage ratio of 9% or greater. See “—Capital Requirements” above.

Transactions with Affiliates and Loans to Insiders. Transactions between banks and their affiliates are governed by federal law and regulation. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve’s Regulation W, made applicable to Somerset Regal Bank by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations, prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate would exceed an amount equal to 10% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to an affiliate, and other similar transactions. Loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act applies to “covered transactions,” as well as to certain other transactions, and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the bank or its subsidiary as those prevailing at the time for comparable transactions with or involving a non-affiliate. Transactions covered by Section 23B also include the provision of services and selling of assets by a bank to an affiliate.

Somerset Regal Bank’s loans to its and its affiliates' directors, executive officers and owners of 10% or more of its stock (each, an insider) and entities controlled by such persons (each, a related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation, as made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations. Among other things, these provisions generally require that extension of credit to insiders be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and that such extensions of credit do not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to insiders may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based on a bank’s unimpaired capital and unimpaired surplus. Extensions of credit in excess of certain limits must be approved by a majority of the bank’s entire Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Federal Insurance of Deposit Accounts. Deposit accounts in Somerset Regal Bank are insured up to a maximum of $250,000 per depositor. The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) for insured depository institutions with assets of less than $10 billion currently range from 24.5 to 32 basis points of each institution’s total assets less tangible capital.

The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment in the risk-based assessment system may be made without notice and comment rulemaking.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” every insured depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA and its current regulations require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four- tiered descriptive rating system. Somerset Regal Bank's most recent FDIC CRA rating, dated May 31, 2022, was “Satisfactory.”

On October 24, 2023, the FDIC and the other federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $600 million as of December 31 in both of the prior two calendar years and less than $2 billion as of December 31 in either of the prior two calendar years will be an “intermediate bank.” The agencies will evaluate intermediate banks under the Retail Lending Test and either the current community development test, referred to in the final rule as the Intermediate Bank Community Development Test, or, at the bank’s option, the Community Development Financing Test. The applicability date for the majority of the provisions set out in the CRA regulations is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027.

Federal Home Loan Bank System. Somerset Regal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Somerset Regal Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Somerset Regal Bank was in compliance with this requirement at June 30, 2024.

Holding Company Regulation

Federal Holding Company Regulation. SR Bancorp is a bank holding company registered with the Federal Reserve and subject to regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve has enforcement authority over SR Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

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

Source of Strength. Federal law provides that bank and savings and loan holding companies must act as a source of financial and managerial strength to their subsidiary depository institution. The expectation is that the holding company will provide capital, liquidity and other support for the institution in times of financial stress.

Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and non-objection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement.

The Federal Reserve has issued a policy statement regarding capital distributions, including dividends, by bank holding companies. In general, the Federal Reserve’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior consultation with and non-objection of the Federal Reserve in certain cases, such as where a proposed dividend exceeds earnings for the period for which the dividend would be paid (e.g., calendar quarter) or where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a proposed dividend. The Federal Reserve guidance also provides for consultation and non-objection for material increases in the amount of a bank holding company’s common stock dividend. Additionally, under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

These regulatory policies could affect the ability of SR Bancorp to pay dividends, engage in stock repurchases or otherwise engage in capital distributions.

Acquisition of Holding Company. Under the Change in Bank Control Act, no person, or group of persons acting in concert, may acquire control of a bank holding company, such as SR Bancorp, unless the Federal Reserve has been given 60 days’ prior written notice and not disapproved the proposed acquisition. Control, as defined under the Change in Bank Control Act and applicable regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with SR Bancorp, the issuer has registered securities under Section 12 of the Exchange Act.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. SR Bancorp has in place policies, procedures and systems designed to comply with this Act and its implementing regulations.

Federal Taxation

General. SR Bancorp and Somerset Regal Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to SR Bancorp and Somerset Regal Bank.

Method of Accounting. For federal income tax purposes, Somerset Regal Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending June 30 for filing its federal income tax returns.

Net Operating Loss Carryovers. Effective with the passage of the Federal Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2024, Somerset Regal Bank had approximately $3.6 million in net operating loss carryovers at the federal level and approximately $7.2 million in net operating loss carryovers at the state level.

Capital Loss Carryovers. Generally, corporations may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2024, Somerset Regal Bank had approximately $2.5 million in capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Somerset Regal Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. SR Bancorp's federal income tax returns and New Jersey State income tax returns have not been audited in the last three years.

State Taxation

New Jersey State Taxation. In 2014, tax legislation was enacted that changed the manner in which banks and their affiliates are taxed in New Jersey. Taxable income is apportioned to New Jersey based on the location of the taxpayer’s customers, with special rules for income from certain financial transactions. The location of the taxpayer’s offices and branches are not relevant to the determination of income apportioned to New Jersey. The Corporation Business Tax rate is 9% on adjusted entire net income or on the portion allocable to New Jersey; the rate is 7.5% for all corporations with entire net income of $100,000 or less; and the rate is 6.5% for all corporations with entire net income of $50,000 or less.

Maryland State Taxation. As a Maryland business corporation, SR Bancorp is required to file an annual report with and pay franchise taxes to the State of Maryland.

Item 1A. Risk Factors.

You should consider carefully the following risk factors in evaluating an investment in the shares of common stock.

Risks Related to Recent Acquisition

The Company must successfully integrate the former Regal Bank operations and retain the former Regal Bank employees and customers.

The Company completed its acquisition of Regal Bancorp and its wholly owned subsidiary Regal Bank in September 2023. Future results of operations will depend in large part on the Company’s ability to successfully integrate the operations of Regal Bank and retain Regal Bank’s employees and customers. If the Company is unable to successfully manage the integration of the Regal Bank cultures, employee and customer bases and operating systems and achieve the synergies and costs savings it anticipated, the Company’s results of operations may be adversely affected.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation has remained elevated and, in response the Federal Reserve Board raised certain benchmark interest rates. As discussed below under “—Risks Related to Interest Rates – Changes in interest rates or the shape of the yield curve may adversely affect our profitability and financial condition,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the FRB to tame persistent inflationary pressures could decrease asset prices and weaken economic activity.

A recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher credit losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. If the national economy experiences a recession, which might include rising unemployment levels, declines in real estate values and/or an erosion in consumer confidence, the ability of our borrowers to repay their loans in accordance with their terms could be impaired. Nearly all of our loans are secured by real estate or made to businesses in the counties in which we have offices in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, negatively impacting our interest income and resulting in higher provisions for credit losses. An economic downturn could also result in reduced demand for credit, which would lessen our revenues.

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

In response to rising inflation, the Federal Reserve’s Federal Open Market Committee has significantly increased market interest rates, with the expectation of maintaining this level of market interest rates for the foreseeable future. Our net interest spread and net interest margin may have decreased and may continue to decrease due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earnings assets. The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. For example, during the years ended June 30, 2024 and June 30, 2023, Somerset Regal Bank experienced an increase in certificates of deposits and a decrease in lower-cost savings accounts reflecting the decision of many depositors to take advantage of increased interest rates being paid on certificates of deposits. Interest rates also affect how much money we lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and securities. For example, an increase in interest rates generally results in decreased prepayments of loans and mortgage-backed securities, as borrowers are less likely to refinance their debt.

Risks Related to Strategy and Growth

Our business strategy includes moderate growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

Our business strategy includes moderate growth in assets, deposits and the scale of our operations. Achieving our growth targets will require us to attract customers that currently bank at other financial institutions in our market, thereby increasing our share of the market, and to expand the size of our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached.

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

A significant portion of our loans are secured by real estate, which could negatively impact our profitability upon a downturn in the local real estate market.

At June 30, 2024, approximately $722.4 million or 98.3% of our loan portfolio was secured by real estate, most of which is located in our primary lending market area of Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey and surrounding areas. Future declines in real estate values in our primary lending markets and surrounding markets because of an economic downturn could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We purchase residential mortgage loans from third-party brokers. Such purchases represented $41.5 million, or 52.7%, of our residential mortgage loan purchases and originations for the year ended June 30, 2024. Similarly, we relied on third-party brokers to refer to us multi-family real estate loans. Such referrals represented $16.7 million, or 57.6%, of Bank's multi-family loan originations for the year ended June 30, 2024. These third parties are used to supplement the originations made by in-house staff. In each case, Somerset Regal Bank separately underwrite each loan before it is either purchased or closed. Should these broker relationships be discontinued or the Bank is otherwise unable to use these companies in the future, our ability to originate residential mortgage loans or multi-family real estate loans may be reduced unless and until we are able to find a suitable replacement or have the capability to originate such loans through our lending staff. If we have to add more staff, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending or multi-family residential lending operations are disrupted.

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

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings and capital could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover probable and incurred losses inherent in our loan portfolio, which would require additions to our allowance, that could materially decrease our net income. Our allowance for credit losses was 0.71% and 0.31% of total loans at June 30, 2024 and June 30, 2023, respectively.

The implementation of the Current Expected Credit Losses accounting standard or "CECL" was effective for SR Bancorp on July 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This changed the method of providing allowances for loan losses that are incurred or probable, which may require us to increase our allowance for credit losses in the future and will greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

In addition, Somerset Regal bank regulators periodically review our allowance for credit losses and, based on their judgments and information available to them at the time of their review, may require us to increase our allowance for credit losses or recognize further loan charge-offs. An increase in our allowance for credit losses or loan charge-offs as required by these regulatory authorities may reduce our net income and our capital, which may have a material adverse effect on our financial condition and results of operations.

Risks Related to Our Funding

Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our exclusive source of funds for use in lending and investment activities. We also receive funds from loan repayments, maturities of securities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Certificates of deposit comprised $272.8 million or 33.8% of our total deposits at June 30, 2024. Certificates of deposit due within one year of June 30, 2024 totaled $111.4 million, or 13.8% of total deposits. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

Risks Related to Competition

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of our competitors have greater name recognition, market presence and substantially more resources that benefit them in attracting business and offer certain services that we do not or cannot provide. Our smaller asset size also makes it more difficult to compete, as many of our competitors are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. For additional information see “Business of SR Bancorp and Somerset Regal Bank—Competition.”

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

Information security risks have generally increased in recent years because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial and other transactions, the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing and more employees working remotely. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

Although we employ a variety of physical, procedural and technological safeguards to protect confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

If our confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and/or financial loss.

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

Our success depends on retaining certain key personnel.

Our performance largely depends on the talents and efforts of our experienced senior management team. We rely on key personnel to manage and operate our business, including major revenue generating functions such as loan and deposit generation. The loss of key staff may adversely affect our ability to maintain and manage these functions effectively, which could negatively affect our income. In addition, the loss of key personnel could result in increased recruiting and hiring expenses, which would reduce our net income. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

The cost of additional finance and accounting systems, procedures and controls to satisfy our new public company reporting requirements will increase our expenses.

The obligations of being a public company require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. In addition, we may need to hire additional compliance, accounting and financial staff with appropriate public company experience and technical knowledge, and we may not be able to do so in a timely fashion. As a result, we may need to rely on outside consultants to provide these services for us until qualified personnel are hired. These obligations will increase our operating expenses and could divert our management’s attention from our operations.

We are a community bank and our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers. If our reputation is negatively affected by the actions of our employees, by our inability to conduct our operations in a manner that is appealing to current or prospective customers, or otherwise, our business and operating results may be materially adversely affected.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in our cybersecurity risk management and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. The Board receives an annual information security report from our Chief Technology Officer as it relates to cybersecurity and related issues. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

Natural disasters, acts of terrorism, global market disruptions and other external events could harm our business.

Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. A significant natural disaster, such as a tornado, hurricane, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, global markets may be adversely affected by natural disasters, the emergence of widespread health emergencies or pandemics, cyber attacks or campaigns, military conflict, terrorism or other geopolitical events. Global market disruptions may affect our business liquidity. Also, any sudden or prolonged market downturn in the U.S. or abroad, as a result of the above factors or otherwise could result in a decline in revenue and adversely affect our results of operations and financial condition, including capital and liquidity levels.

Risks Related to Regulatory Matters

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for the protection of our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. As a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

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

The monetary policies and regulations of the Federal Reserve have a significant effect on the operating results of financial institutions.

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

In addition to qualifying as an emerging growth company, we qualify as a “smaller reporting company” under the federal securities laws. For as long as we continue to be a smaller reporting company, we may choose to take advantage of reduced financial disclosure obligations and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Risks Related to Accounting Matters

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission, periodically change the financial accounting and reporting guidance that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our periodic reports, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management is required to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, and the determination of our deferred income taxes.

Risks Related to Our Common Stock

Our return on equity remains low following the stock offering, which could negatively affect our stock price.

Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of financial institutions. Our return on equity will be low until we are able to profitably leverage the additional capital we received from the offering. Our return on equity also will be negatively affected by added expenses associated with our employee stock ownership plan and the stock-based benefit plan we intend to adopt. Until we can increase our net interest income and noninterest income and leverage the capital raised in the offering, we expect our return on equity to be low, which may reduce our stock price.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of SR Bancorp without our Board of Directors’ approval. Under applicable regulations, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Taken as a whole, these statutory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

Risks Related to COVID-19

The COVID-19 pandemic could continue to pose risks to our business, our results of operations and the future prospects of SR Bancorp.

The COVID-19 pandemic impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of SR Bancorp, its clients, employees and third-party service providers. The extent of such an impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and non-governmental authorities and consumers to the pandemic may negatively impact our business and results of operations.

Risks Related to the Somerset Regal Charitable Foundation

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our risk management program is designed to identify, assess and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational and legal. Cybersecurity is a critical component of this program as we rely extensively on various information systems and other electronic resources to operate our business. Additionally, we rely to a great extent on third-party service providers to perform critical functions to assist in maintaining customer accounts, providing electronic banking services and financial reporting. Our Information Security Officer, who is a member of our Executive Management Team, is primarily responsible for managing our cybersecurity program. Our Information Security Officer has direct access to our Board of Directors and is authorized to evaluate our cybersecurity posture throughout the Company to ensure the implementation of appropriate controls over our systems and applications to maintain an effective cybersecurity program. The information security officer consults, where appropriate, with both our staff of IT professionals and, at times, outside security professionals to ensure the implementation of appropriate controls.

We have implemented a cybersecurity risk management program to protect the confidentiality, integrity and availability of our information and information technology environment. Our cybersecurity risk management program consists of an extensive range of risk assessments to identify the cyber threats to our environment along with multiple policies and procedures to mitigate the risks identified, including, but not limited to, information technology and cybersecurity standards, incident response and disaster recovery/business continuity. Employees receive regular information and cybersecurity training and reminders throughout the year.

Daily operations are monitored by a dedicated team of information technology professionals complemented by management’s monitoring of critical information security monitoring reports along with our third-party security vendor who provides for 24x7 monitoring of our external connections and email system. Defined incident response procedures are maintained, including a requirement that our security vendor notify designated members of management when unusual or suspicious activity is identified.

To test and evaluate the effectiveness of our cybersecurity program, we are subject to annual audits of our program by an outside audit firm who specializes in both information technology and cybersecurity assessments. These assessments include a review of general IT controls, external penetration assessments, internal penetration assessments and security awareness testing of our staff.

Our vendor management program is designed to identify the risks associated with using third-party service providers to run our business. Third-party service providers that present cyber risk to our operations must meet specific criteria, such as the maintenance of appropriate controls, processes and monitoring to ensure the confidentiality, integrity and availability of data and resources prior to being onboarded. In addition to initial assessments of our critical third-party service provides, we perform regular on-going monitoring of these critical third parties' infrastructure and performance, including data security and the effectiveness of their cybersecurity risk management programs.

Our Board of Directors, along with our information Technology Committee, which is comprised of key senior managers, are actively involved in providing oversight of our cybersecurity program. Monthly updates are provided to our Board regarding the status of our program, including key monitoring metrics and trends noted both internally and within our industry. Our Board reviews and approves all cybersecurity-related risk assessments, polices and formalized reviews performed throughout the year.

Item 2. Properties.

The following table sets forth certain information relating to our properties as of June 30, 2024.

Description and Address	Leased or Owned	Square Footage		Net Book Value at June 30, 2024
				(In thousands)
Main Office 220 West Union Avenue Bound Brook, New Jersey 08805	Owned	15,000	(1)	$859
Branch Offices Somerville Branch 64 West End Avenue Somerville, New Jersey 08876	Owned	3,100		155
Raritan Branch 802 Somerset Street Raritan, New Jersey 08869	Owned	1,800		172
Middlesex Branch 1305 Bound Brook Road Middlesex, New Jersey 08848	Owned	1,800		254
Whitehouse Branch 410 US Highway 22 Whitehouse Station, New Jersey 08888	Owned	1,800		434
Flemington Branch 141 Broad Street Flemington, New Jersey 08822	Owned	3,400		330
Manville Branch 41 South Main Street Manville, New Jersey 08835	Owned	4,900		629
Livingston Branch 570 West Mt. Pleasant Avenue Livingston, New Jersey 07039	Leased	13,400	(2)	78
Livingston Branch 66 West Mt. Pleasant Avenue Livingston, New Jersey 07039	Leased	2,800		76
Roseland Branch 180 Eagle Rock Avenue Roseland, New Jersey 07068	Leased	1,800		0
Florham Park Branch 30 Columbia Turnpike Florham Park, New Jersey 07932	Leased	1,100		0
Millburn Branch 290 Millburn Avenue Millburn, New Jersey 07041	Leased	2,500		0
West Orange Branch 641 Eagle Rock Avenue West Orange, New Jersey 07052	Leased	2,000		0
Springfield Branch 899 Mountain Avenue Springfield, New Jersey 07081	Leased	3,600		0
Somerset Branch 464B Elizabeth Avenue Somerset, New Jersey 08873	Leased	3,600		898

(1)
Includes additional administrative office space at main office complex.
(2)
This location included both administrative office space and a retail branch office. In July 2024, the administrative office space was vacated and personnel were relocated to newly leased office space at 66 West Mt. Pleasant Avenue, Livingston, NJ. In September 2024, the retail branch office was vacated due to the expiration of the building lease, and was consolidated, along with personnel, to the branch location at 66 West Mt. Pleasant Avenue, Livingston, NJ.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The common stock of SR Bancorp, is listed on The NASDAQ Capital Market under the symbol “SRBK”. At October 4, 2024, SR Bancorp, Inc. had 922 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

To date, SR Bancorp has not paid any cash dividends to its stockholders. The payment and amount of any dividend payments is subject to statutory and regulatory limitations, and depends upon a number of factors, including: regulatory capital requirements; our financial condition and results of operations; tax considerations; and general economic conditions. See “Item 1 – Business – Regulation and Supervision – Holding Company Regulation – Stock Repurchases and Dividends.”

SR Bancorp did not purchase any shares of its common stock during the year ended June 30, 2024.

There were no sales of unregistered securities during the previous three years.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The objective of this section is to assist in the understanding of the financial performance of the Company and its subsidiaries through a discussion of our results of operations and financial condition as of the dates presented. You should read this discussion in conjunction with the SR Bancorp Consolidated Financial Statements and Notes to the Consolidated Financial Statements that appear at the end of this document. Due to the timing of the stock offering and acquisition noted below, the financial information provided herein as of and for the year ended June 30, 2023 is solely that of Somerset Savings Bank, SLA, and its subsidiaries, unless indicated otherwise.

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

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,634 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $906,000 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of Company common stock were outstanding.

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted to a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”). In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans.

Somerset Regal Bank is a New Jersey-chartered commercial bank that operates from 15 branches in Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey. Somerset Regal Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market. The acquisition of Regal Bancorp and its wholly owned subsidiary, Regal Bank, expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. At June 30, 2024, SR Bancorp had total assets of $1.02 billion, deposits of $807.1 million and total equity of $199.5 million.

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

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance for the current expected credit losses in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for credit losses is charged to earnings. Loans are charged against the allowance when management believes that the collectability of the principal loan amount is not probable. Recoveries on loans previously charged off, if any, are credited to the allowance for credit losses when realized.

Expenses. The noninterest expenses we incur in operating our business consist of salaries and employee benefits expenses, occupancy expenses, furniture and equipment expenses, data processing, advertising, FDIC insurance premiums, directors fees, professional fees, insurance, telephone, postage and supplies and other miscellaneous expenses.

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for retirement plans and other employee benefits including disability insurance and health insurance and compensation expenses related to the recently implemented employee stock ownership plan.

Occupancy expenses and furniture and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of depreciation charges, furniture and equipment expenses, repair and maintenance costs, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a straight-line method based on the estimated useful lives of the related assets or the expected lease terms, if shorter.

Data processing expenses are fees paid to third parties for use of their software and for processing customer information, deposits and loans.

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

Management believes our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are as follows: the determination of the allowance for credit losses, the assessment of the impairment of goodwill and intangible assets and the valuation of our deferred tax assets.

Allowance for Credit Losses: The allowance for credit losses (“ACL”), calculated in accordance with ASC 326, is deducted from the amortized cost basis of loans. The ACL represents an amount that, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses.

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

In some cases, management may determine that an individual loan exhibits unique risk characteristics that differentiate the loan from other loans within our loan pools. In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. Specific allocations of the allowance for credit losses are determined by analyzing, among other things, the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk rating of the loan and economic conditions affecting the borrower.

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of the loan portfolio and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and regulatory, legal and environmental events. Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment and changes in the financial condition of borrowers.

Goodwill and Other Intangible Assets: Our intangible assets consist primarily of goodwill and core deposit intangibles. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment, or more often if events or circumstances indicate it may be impaired. We may elect to perform a qualitative assessment as a part of the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

In the year ended June 30, 2024, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2024.

Core deposit intangibles are amortized on an accelerated basis using an estimated life of ten years. The core deposit intangibles are evaluated annually for impairment in accordance with GAAP. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

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

Business Strategy

Our business strategy is to operate and grow a profitable community-oriented financial institution.We plan to achieve this by:

Leveraging our residential and commercial lending expertise to pursue new opportunities to increase lending in our primary market area and expand our existing loan relationships. Prior to the Merger, Somerset Savings Bank’s principal business activity historically had been the origination of residential mortgage loans, while Regal Bank’s principal business activity historically had been the origination of multi-family and commercial real estate loans. Somerset Regal Bank will continue to provide products and services that meet the needs of the existing residential lending customers and be able to offer such products, services and expertise to the former Regal Bank customers throughout its newly-expanded market area. Additionally, Somerset Regal Bank will continue to provide products and services that meet the needs of the existing commercial customers and be able to offer such products, services and expertise to the former Somerset Savings Bank customers throughout its newly-expanded market area.

The opportunity for both banks to diversify their loan portfolios and leverage their lending expertise in new markets were primary factors for the Merger. Moreover, with the additional capital raised in the stock offering, we can increase our loan originations in our market area and originate loans with larger balances. Somerset Regal Bank’s legal lending limit was $29.9 million at June 30, 2024. While Somerset Regal Bank’s credit risk management policies will result in an internal loan to one borrower limit less than Somerset Regal Bank’s regulatory limit, the legal lending limit will provide opportunities to expand existing customer relationships and reach new larger customers.

We intend to leverage the SBA preferred lender expertise to expand SBA lending activity in our market areas. SBA lending capabilities provide an opportunity to establish additional commercial account relationships and the potential to generate additional noninterest income related to the sale and servicing of the guaranteed portion of an SBA loan on the secondary market.

Continuing to use prudent underwriting practices to maintain a high-quality loan portfolio. Maintaining high asset quality is a key to long-term financial success. Somerset Regal Bank seeks to grow its loan portfolio while keeping non-performing assets to a minimum. Somerset Regal Bank’s strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate and conservative loan underwriting criteria and active credit monitoring. At June 30, 2024, Somerset Regal Bank had $50,000 of non-performing loans.

Building profitable business and consumer relationships through enhanced product offerings and by continuing to provide superior customer service. We are a full-service financial services company offering our customers a broad range of loan and deposit products and services, including internet banking, which enables our customers to pay bills on-line. Our commercial lending capacity has been significantly enhanced through our merger, which allows us to continue to increase the commercial real estate and commercial business loans we originate and better serve the small businesses in our market area, and realize higher fees and yields associated with such type of lending. Further, commercial deposit accounts, generally yield higher average balances than can be acquired from retail deposit relationships.

As a community-oriented financial institution, we emphasize providing superior customer service to attract and retain customers. We deliver personalized service and respond with flexibility to customer needs. We believe that our community orientation is attractive to our customers and distinguishes us from the larger institutions that operate in our area. Further, given our attractive market area, we believe we are well-positioned to increase our customer relationships without a proportional increase in overhead expense or operating risk.

Increasing transaction deposit accounts and deposit balances. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except certificates of deposit). Core deposits represented 66.2% of our total deposits at June 30, 2024 compared to 68.4% of our total deposits at June 30, 2023. We believe core deposits will increase by increasing our commercial lending activities and enhancing our relationships with retail customers through our commitment to quality customer service along with the introduction of additional products and services, such as remote deposit capture and enhanced online business account services.

Continuing to leverage technology to maintain efficient operations and enhance customer service. We have historically focused on leveraging technology to maintain efficient operations and provide our customers with secure means to conduct business outside of our traditional branch network. Customer facing applications include online banking and mobile banking with bill payment capabilities, mobile deposit and debit card control functionality. We have been a Zelle™ participant since 2019, which has allowed our customers the ability to send and receive real-time payments online and through mobile banking. Our online loan application platform affords customers the convenience of submitting a loan application online. Internally we leverage technology to achieve efficiencies for tasks such as document preparation and retention, data analytics and call report preparation. We intend to build on this foundation and have plans to add, among other services, online deposit account opening for existing customers, tokenization (meaning the process of exchanging sensitive data with a less sensitive equivalent (or token), specifically Apply Pay©, Google Pay© and Samsung Pay©), and expanded business online banking capabilities including wire transfer origination and ACH origination services. These additional services are in various stages of implementation, and we anticipate customer availability for most prior to the end of 2024. Our investment in technology allows us to remain competitive, effectively serve our customers and results in operating efficiencies.

Comparison of Financial Condition at June 30, 2024 and June 30, 2023

Total Assets. Total assets increased $369.4 million, or 56.7%, to $1.02 billion at June 30, 2024 from $651.5 million at June 30, 2023. The increase was primarily the result of the acquisition of Regal Bancorp, and its wholly-owned subsidiary Regal Bank, on September 19, 2023, which had $427.8 million of assets at the time of the acquisition. The increase was also due to net proceeds of $86.9 million obtained from the completion of the Company’s stock offering on the same date. These increases were offset by a $20.0 million repayment of a borrowing and a decrease in deposits due to the interest rate environment and competition in our market area.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.5 million, or 8.2%, to $45.9 million at June 30, 2024 from $42.4 million at June 30, 2023 due to $55.3 million of cash and cash equivalents acquired from the Regal Bancorp acquisition and the net proceeds of $86.9 million retained from the stock offering, partially offset by $69.5 million paid for the acquisition of Regal Bancorp, offset by a $20.0 million repayment of a borrowing and a decrease in deposits due to the interest rate environment and competition in our market area.

Securities Available-for-Sale. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, followed by the sale of the remaining $35.4 million of securities-available-for-sale in the fourth quarter of the year ended June 30, 2024 at a loss of $4.4 million as part of its balance sheet restructuring. The Company held no securities available-for-sale at June 30, 2024. The Company redeployed the proceeds from the sale of these lower yielding securities into higher yielding loans as part of a balance sheet restructuring strategy. The loans originated had a positive spread differential of approximately 472 basis points over the securities that were sold, which is expected to result in $1.4 million in additional pre-tax earnings, on an annualized basis. As such, the Company estimates that the loss on the sale of securities will be recouped within approximately 3.23 years.

Securities Held-to-Maturity. Securities held-to-maturity decreased $12.9 million, or 7.5%, to $158.3 million at June 30, 2024 from $171.2 million at June 30, 2023 as the maturities of securities during the period more than offset the acquisition of $2.6 million of held-to-maturity securities from the Regal Bancorp acquisition.

Loans. Loans receivable, net, increased $369.6 million, or 102.0%, to $731.9 million at June 30, 2024 from $362.3 million at June 30, 2023. The Company acquired $321.6 million of loans from the Regal Bancorp acquisition, primarily consisting of multi-family and commercial real estate loans. As a result of the acquisition, the composition of the loan portfolio changed significantly from June 30, 2023. The percentage of residential mortgage loans to total loans decreased from 97.8% at June 30, 2023 to 53.7% at June 30, 2024. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 44.7% of loans at June 30, 2024.

Bank Owned Life Insurance. Bank owned life insurance increased $8.4 million, or 29.2%, to $37.1 million at June 30, 2024 from $28.7 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $7.5 million of bank owned life insurance at the time of acquisition.

Goodwill and Intangible Assets. The Company recognized goodwill and a core deposit premium intangible through the acquisition of Regal Bancorp. At the time of acquisition, goodwill was $20.5 million and the core deposit premium intangible asset was $9.1 million. Finalization of the purchase allocation reduced goodwill to $20.4 million at June 30, 2024. No impairment loss was recognized on goodwill during the year ended June 30, 2024. The carrying amount of the core deposit premium intangible, net of accumulated amortization, was $7.7 million at June 30, 2024.

Total Liabilities. Total liabilities increased $292.0 million, or 55.1%, to $821.4 million at June 30, 2024 from $529.4 million at June 30, 2023. The increase was primarily the result of the Regal Bancorp acquisition, which had $378.7 million of liabilities at the time of the acquisition, offset by a $20.0 million repayment of a borrowing and a decrease in deposits due to the interest rate environment and competition in our market area.

Deposits. Deposits increased $303.2 million, or 60.2%, to $807.1 million at June 30, 2024 from $503.9 million at June 30, 2023 due primarily to the $371.9 million of deposits assumed from the Regal Bank acquisition offset by a decrease in deposits due to the interest rate environment and competition in our market area. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $118.7 million of certificates of deposit.

Borrowings. We had no borrowings outstanding at June 30, 2024 as the $20.0 million of borrowings outstanding at June 30, 2023 were repaid during the year ended June 30, 2024.

Total Equity. Total equity increased $77.4 million, or 63.4%, to $199.5 million at June 30, 2024 from $122.1 million at June 30, 2023. The increase resulted primarily from the $86.9 million in net proceeds from the Company’s stock offering and other comprehensive income of $3.8 million, partially offset by the $7.6 million initial funding of the ESOP and a net loss of $10.9 million for the period.

Comparison of Operating Results for the Years Ended June 30, 2024 and June 30, 2023

General. The Company recorded a net loss for the year ended June 30, 2024 of $10.9 million, compared to net income of $1.6 million for the year ended June 30, 2023. The decrease was due primarily to one-time merger-related expenses of $4.4 million, a $4.2 million provision for credit losses, a $5.4 million charitable contribution to establish the Somerset Regal Charitable Foundation and a $4.5 million loss on the sale of available-for-sale securities, partially offset by $4.1 million of net accretion income related to fair value adjustments.

Interest Income. Interest income increased $24.7 million, or 153.5%, to $40.9 million for the year ended June 30, 2024 from $16.1 million for the year ended June 30, 2023. The increase resulted primarily from a $22.3 million, or 197.1%, increase in interest income on loans and a $2.8 million increase in interest income on interest bearing deposits at other banks, offset by a $482,000, or 13.1%, decrease in interest income on securities. The average balance of loans increased $282.2 million, or 80.2%, to $634.3 million for the year ended June 30, 2024, compared to $352.1 million for the year ended June 30, 2023. In addition, the average yield on the loan portfolio increased 209 basis points to 5.30% for the year ended June 30, 2024 from 3.21% for the year ended June 30, 2023, which reflected the higher interest rate environment and the greater proportion of commercial loans in the portfolio.

The decrease in income on securities was primarily due to the sales of $54.6 million of available-for-sale securities during the year as part of a balance sheet restructuring, which resulted in the average balance of securities decreasing $29.1 million, or 13.0%, to $195.8 million for the year ended June 30, 2024, compared to $225.0 million for the year ended June 30, 2023.

The increase in the interest income on interest bearing deposits and federal funds sold was due to a 80 basis point increase in the average yield from 3.64% for the year ended June 30, 2023 to 4.44% for the year ended June 30, 2024, due to the higher interest rate environment, and a $60.4 million, or 196.1%, increase in the average balance from $30.8 million for the year ended June 30, 2023 to $91.2 million for the year ended June 30, 2024 due to excess cash from the merger and the offering.

Interest Expense. Interest expense increased $9.1 million or 373.4%, to $11.5 million for the year ended June 30, 2024 from $2.4 million for the year ended June 30, 2023. The increase in interest expense resulted primarily from an increase in interest expense on certificates of deposits. The average balance of certificates of deposit increased $100.9 million, or 67.9%, to $249.4 million for the year ended June 30, 2024 from $148.5 million for the year ended June 30, 2023, while the average rate increased 246 basis points to 3.79% for the year ended June 30, 2024 from 1.33% for the year ended June 30, 2023 as the Company increased rates on certificates of deposit to increase deposits and liquidity. The average balance of interest-bearing demand deposits increased $55.8 million, to $199.2 million for the year ended June 30, 2024 from $143.5 million for the year ended June 30, 2023. The average rate on interest-bearing demand deposits increased 49 basis points to 0.56% for the year ended June 30, 2024 from 0.07% for the year ended June 30, 2023.

Net Interest Income. Net interest income increased $15.7 million, or 114.5%, to $29.4 million for the year ended June 30, 2024 from $13.7 million for the year ended June 30, 2023. The net interest rate spread increased 59 basis points to 2.73% for the year ended June 30, 2024 from 2.14% for the year ended June 30, 2023 while the net interest margin increased 94 basis points to 3.19% for the year ended June 30, 2024 from 2.25% for the year ended June 30, 2023. The average balance of net interest-earning assets increased $116.34 million, or 88.8%, to $247.2 million for the year ended June 30, 2024 from $130.9 million for the year ended June 30, 2023. The increases in the net interest rate spread and net interest margin were a result of both the acquisition of Regal Bancorp and the increasing yield on interest-earning assets outpacing the increasing cost of interest-bearing liabilities primarily due to the change in the composition of the loan portfolio.

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

	For the Year Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$634,268	$33,619	5.30%	$352,070	$11,317	3.21%
Securities	195,826	3,198	1.63%	224,967	3,680	1.64%
Other	91,167	4,049	4.44%	30,786	1,122	3.64%
Total interest-earning assets	921,261	40,866	4.44%	607,823	16,119	2.65%
Noninterest-earning assets	64,837			40,247
Total assets	$986,098			$648,070
Interest-bearing liabilities:
Savings and club accounts	$208,682	113	0.05%	$179,809	108	0.06%
Interest-bearing demand accounts	199,243	1,123	0.56%	143,459	96	0.07%
Certificates of deposit	249,390	9,451	3.79%	148,504	1,979	1.33%
Total interest-bearing deposits	657,315	10,687	1.63%	471,769	2,183	0.46%
Federal Home Loan Bank advances	1,790	102	5.70%	—	—	—
Other borrowings	14,915	706	4.73%	5,110	245	4.79%
Total interest-bearing liabilities	674,021	11,495	1.71%	476,879	2,428	0.51%
Noninterest-bearing deposits	109,726			42,532
Other noninterest-bearing liabilities	19,368			11,388
Total liabilities	803,115			530,800
Equity	182,983			117,271
Total liabilities and equity	$986,098			$648,070
Net interest income		$29,371			$13,691
Net interest rate spread			2.73%			2.14%
Net interest-earning assets(1)	$247,240			$130,944
Net interest margin(2)			3.19%			2.25%
Average interest-earning assets to interest-bearing liabilities	136.68%			127.46%

(1)
Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)
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

	Years Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$9,071	$13,231	$22,302
Securities	(477)	(5)	(482)
Other	2,201	726	2,927
Total interest-earning assets	10,795	13,952	24,747
Interest-bearing liabilities:
Savings and club accounts	17	(12)	5
Interest-bearing accounts	37	990	1,027
Certificates of deposit	1,344	6,128	7,472
Federal Home Loan Bank advances	102	—	102
Other borrowings	470	(9)	461
Total interest-bearing liabilities	1,971	7,096	9,067
Change in net interest income	$8,824	$6,856	$15,680

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

Based on our evaluation of the above factors, we recorded a provision for credit losses of $4.1 million for the year ended June 30, 2024 compared to having no provision for the year ended June 30, 2023. The provision recorded related to the Day 1 allowance for credit losses on Regal Bancorp's loan portfolio in the amount of $4.2 million was recorded through the provision for credit losses within the Consolidated Statements of (Loss) Income. In 2024, we had no charge-offs and had only one classified and non-performing loan at June 30, 2024 totaling $50,000. The absence of a provision for credit losses for the year ended June 30, 2023 reflected that we had no charge-offs for the period, no classified loans at June 30, 2023 and only one non-performing loan in the amount of $145,000 at June 30, 2023. Our allowance for credit losses as a percentage of total loans was 0.71% at June 30, 2024 compared to 0.31% at June 30, 2023, reflecting the establishment of a $4.2 million general credit reserve for the acquired loan portfolio. To the best of our knowledge, we have provided for all losses that are both probable and reasonable to estimate at June 30, 2024 and June 30, 2023.

Noninterest Income. Noninterest income was as follows:

	Years Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$818	$667	$151	22.6%
Increase in cash surrender value of bank-owned life insurance	907	658	249	37.8%
Fees and service charges on loans	89	21	68	323.8%
Unrealized gain on equity securities	1	5	(4)	(80.0)%
Realized loss on sale of securities	(4,463)	(119)	(4,344)	3650.4%
Gain on sale of loans	55	-	55	100.0%
Other	102	33	69	46.4%
Total noninterest income	$(2,491)	$1,265	$(3,756)	(296.9)%

Noninterest income decreased $3.8 million, or 296.9%, to a loss of $2.5 million for the year ended June 30, 2024 from $1.3 million for the year ended June 30, 2023, primarily as a result of a decrease of $4.3 million on the sale of securities due to the $4.44 million loss incurred in connection with the sale of securities as part of the Company's balance sheet restructuring. Offsetting this decrease were increases of $249,000 in the cash surrender value of bank-owned life insurance and $151,000 in service charges and fees on deposit accounts. The increase in the cash surrender value of bank-owned life insurance was attributable to the additional bank-owned life insurance acquired in the Merger.

Noninterest Expense. Noninterest expense was as follows:

	Years Ended June 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,102	$7,787	$7,315	93.9%
Occupancy	2,349	728	1,621	222.7%
Furniture and equipment	966	561	405	72.2%
Data processing	3,100	1,216	1,884	154.9%
Advertising	301	198	103	52.0%
Federal deposit insurance premiums	468	182	286	157.1%
Directors fees	389	327	62	19.0%
Professional fees	1,999	1,029	970	94.3%
Insurance	546	165	381	230.9%
Telephone, postage and supplies	626	316	310	98.1%
Other expenses	8,737	644	8,093	1256.7%
Total noninterest expense	$34,583	$13,153	$21,430	162.9%

Noninterest expense increased $21.4 million, or 162.9%, to $34.6 million for the year ended June 30, 2024 from $13.2 million for the year ended June 30, 2023, primarily as a result of a $5.4 million charitable contribution, contained within other expenses, as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $905,517 in cash. The increase was also due to an increase in salaries and employee benefits for change in control payments totaling $2.6 million related to the Merger, an increase in professional fees for merger expenses totaling $760,000, an increase in data processing expenses primarily due to the payment of a $414,000 early termination fee related to the acquisition of Regal Bancorp, and additional miscellaneous expenses related to the Merger totaling $72,000. Furthermore, the fact the Company was operating at a significantly greater asset size for the majority of the year ended June 30, 2024, as compared to the asset size for the year ended June 30, 2023, was a contributing factor to the increase in total noninterest expense.

Income Tax Expense. The benefit for income taxes was $909,000 for the year ended June 30, 2024, compared to a tax expense of $250,000 for the year ended June 30, 2023. The benefit for the year ended June 30, 2024 was due to the loss for the period and is net of a $2.2 million provision for an allowance against certain of the Company's deferred tax assets. Our effective tax rate was 7.7% and 13.9% for the year ended June 30, 2024 and 2023, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing transaction deposit accounts;
•
rebalancing our loan portfolio through the Merger to include higher-yielding, shorter-term commercial real estate and commercial and industrial loans; and
•
continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of June 30, 2024 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
		Estimated Increase (Decrease) in EVE
Change in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+200	169,984	(37,805)	(18.2)%
+100	192,907	(14,882)	(7.2)%
—	207,789	—	—
-100	218,120	10,331	5.0%
-200	223,189	15,401	7.4%
-300	225,132	17,343	8.4%
-400	224,789	17,000	8.2%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 18.2% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.4% increase in EVE.

Change in Net Interest Income. The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2024
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(Dollars in thousands)
+200	27,149	(2,198)	29,847	(1,516)
+100	29,673	326	32,230	867
—	29,347	—	31,363	—
-100	28,398	(949)	29,029	(2,334)
-200	27,305	(2,042)	26,291	(5,072)
-300	26,062	(3,285)	23,241	(8,122)
-400	24,736	(4,611)	20,159	(11,204)
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, after one year, we would have experienced an 7.5% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 7.0% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At June 30, 2024, this ratio was 5.7% We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2024.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2024, cash and cash equivalents totaled $45.9 million.

At June 30, 2024, we had $36.0 million in outstanding loan commitments and $36.1 million of unused lines of credit. Certificates of deposit due within one year of June 30, 2024 totaled $111.4 million, or 13.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after June 30, 2024. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the year ended June 30, 2024, we originated $74.1 million of loans and purchased $41.5 million. We had no purchases of securities during the year ended June 30, 2024.

Financing activities consist primarily of activity in deposit accounts. Deposits increased $303.2 million, or 60.2%, to $807.1 million at June 30, 2024 from $503.9 million at June 30, 2023. At the time of the acquisition, Regal Bank’s deposits consisted of $90.8 million of noninterest-bearing deposits, $162.4 million in NOW, money market and savings accounts and $118.7 million of certificates of deposit. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had no outstanding borrowings with the Federal Reserve Bank at June 30, 2024 and a $20.0 million outstanding borrowing at June 30, 2023.

Regulatory Capital

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2024 Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 14 of the Notes to the Consolidated Financial Statements.

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

(d)
Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “Corporate Governance — Insider Trading Policy” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 20243 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

A copy of the Code of Ethics for Senior Officers is available to shareholders in the “Corporate Governance Documents” section of the “Investor Relations” portion of Somerset Regal Bank’s website of www.somersetregalbank.com.

Item 11. Executive Compensation.

Information regarding executive compensation is presented under the headings “Executive Compensation” and “Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information regarding security ownership of certain beneficial owners and management is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Other than our employee stock ownership plan, SR Bancorp did not have any equity compensation plans at June 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “Other Information Relating to Directors and Executive Officers — Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 3 — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Schedules:

The Consolidated Financial Statements of SR Bancorp and Subsidiaries beginning on page F-1 of this Form 10-K for the year ended June 30, 2024 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2024 Annual Report.

(b)
Exhibits

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
2.1

Agreement and Plan of Merger, and Amendment thereto, By and Among SR Bancorp, Inc., Somerset Regal Bank, SLA, Regal Bancorp, Inc., and Regal Bank (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023)
3.2	Amended and Restated Bylaws of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)
4.0	Form of Common Stock Certificate of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
4.1	Description of Registrant's Securities*
10.1

Employment Agreement, dated July 25, 2022, by and between Somerset Regal Bank, SLA and William P. Taylor (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.2

Employment Agreement, dated July 25, 2022, by and between Somerset Regal Bank, SLA and Christopher J. Pribula (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.3

Employment Agreement, dated July 25, 2022, by and between Somerset Regal Bank, SLA and David Orbach (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.4

Somerset Savings Bank Supplemental Executive Retirement Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.5	Somerset Regal Bank, SLA Deferred Compensation Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
10.6	SR Bancorp, Inc. Policy Regarding Insider Trading*
10.7	Somerset Regal Bank Supplemental Executive Retirement Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-41808) as filed on April 26, 2024)
21.0	Subsidiaries (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)*
23.0	Consent of Baker Tilly US, LLP*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SR Bancorp, Inc.

Date: October 15, 2024	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. Taylor	Director and Chief Executive Officer (Principal Executive Officer)	October 15, 2024
William P. Taylor

/s/ Harris M. Faqueri	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2024
Harris M. Faqueri

/s/ Christopher J. Pribula	Director, President and Chief Operating Officer	October 15, 2024
Christopher J. Pribula

/s/ David M. Orbach	Director (Executive Chairman)	October 15, 2024
David M. Orbach

/s/ Douglas M. Sonier	Director	October 15, 2024
Douglas M. Sonier

/s/ John W. Mooney	Director	October 15, 2024
John W. Mooney

/s/ James R. Silkensen	Director	October 15, 2024
James R. Silkensen

/s/ Mary E. Davey	Director	October 15, 2024
Mary E. Davey

/s/ Thomas Lupo	Director	October 15, 2024
Thomas Lupo

/s/ Marc Lebovitz	Director	October 15, 2024
Marc Lebovitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of SR Bancorp Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of SR Bancorp Inc. and Subsidiaries (the "Company") as of June 30, 2024 and June 30, 2023, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Iselin, New Jersey

October 15, 2024

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2024 and June 30, 2023

(Dollars in thousands)

	June 30,
	2024	2023
Assets
Cash and due from banks	$8,622	$8,657
Interest-bearing deposits at other banks	37,287	33,792
Total cash and cash equivalents	45,909	42,449
Securities available-for-sale, at fair value	—	36,076
Securities held-to-maturity, at amortized cost	158,325	171,185
Equity securities, at fair value	25	24
Loans receivable, net of allowance for credit losses of $5,229 and allowance for loan losses of $1,116, respectively	731,859	362,252
Premises and equipment, net	5,419	3,546
Right-of-use asset	2,311	19
Restricted equity securities, at cost	1,231	726
Accrued interest receivable	2,695	1,189
Bank owned life insurance	37,093	28,714
Goodwill and intangible assets	28,141	—
Other assets	7,836	5,306
Total assets	$1,020,844	$651,486
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$108,026	$40,687
Interest-bearing	699,074	463,230
Total deposits	807,100	503,917
Borrowings	—	20,000
Advance payments by borrowers for taxes and insurance	8,073	4,313
Accrued interest payable	149	—
Lease liability	2,403	19
Other liabilities	3,636	1,153
Total liabilities	821,361	529,402
Equity
Common stock, $0.01 par value, 55,000,000 authorized; 9,507,930 shares issued and outstanding at June 30, 2024 and none at June 30, 2023	95	—
Additional paid-in capital	91,436	—
Retained earnings	116,205	127,099
Unearned compensation ESOP	(7,036)	—
Accumulated other comprehensive loss	(1,217)	(5,015)
Total stockholders' equity	199,483	122,084
Total liabilities and stockholders' equity	$1,020,844	$651,486

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of (Loss) Income

For the Years Ended June 30, 2024 and 2023

(Dollars in thousands)

	Year Ended June 30,
	2024	2023
Interest Income
Loans, including fees	$33,619	$11,317
Securities, taxable	3,198	3,680
Federal funds sold	157	—
Interest bearing deposits at other banks	3,892	1,122
Total interest income	40,866	16,119
Interest Expense
Deposits:
Demand	1,123	96
Savings and time	9,564	2,087
Borrowings	808	245
Total interest expense	11,495	2,428
Net Interest Income	29,371	13,691
Provision for Credit Losses	4,066	—
Net Interest Income After Provision For Credit Losses	25,305	13,691
Noninterest (Loss) Income
Service charges and fees	818	667
Increase in cash surrender value of bank owned life insurance	907	658
Fees and service charges on loans	89	21
Unrealized gain on equity securities	1	5
Realized loss on sale of securities	(4,463)	(119)
Gain on sale of loans	55	—
Other	102	33
Total noninterest (loss) income	(2,491)	1,265
Noninterest Expense
Salaries and employee benefits	15,102	7,787
Occupancy	2,349	728
Furniture and equipment	966	561
Data Processing	3,100	1,216
Advertising	301	198
FDIC premiums	468	182
Directors fees	389	327
Professional fees	1,999	1,029
Insurance	546	165
Telephone, postage and supplies	626	316
Other	8,737	644
Total noninterest expense	34,583	13,153
Net (Loss) Income Before Income Tax Expense	(11,769)	1,803
Income Tax (Benefit) Expense	(909)	250
Net (Loss) Income	$(10,860)	$1,553
Basic (loss) earnings per share	$(1.59)	$-
Diluted (loss) earnings per share	$(1.59)	$-
Weighted average number of common shares outstanding - basic	6,833,630	—
Weighted average number of common shares outstanding - diluted	6,833,630	—

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended June 30, 2024 and 2023

(Dollars in thousands)

	Year Ended June 30,
	2024	2023

Net (Loss) Income	$(10,860)	$1,553
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of income tax (expense) benefit of $(119) and $386, respectively (a)	338	(1,050)
Reclassification adjustment for losses on sale of securities included in net loss, net of income tax (expense) benefit of $(1,154) and $(42), respectively	3,297	77
Total change in unrealized gains (losses)	3,635	(973)
Change in defined pension plan for unrealized actuarial gains net of income tax (expense) of $(58) and $(1,280), respectively (b)	163	3,273
Total other comprehensive income	3,798	2,300
Total comprehensive (loss) income	$(7,062)	$3,853

(a)
Income tax amounts on unrealized holding gains (losses) on securities available-for-sale are included in the net deferred tax asset described in Note 13.
(b)
Income tax amounts on the change in the defined benefit pension plan for unrealized actuarial gains (losses) are included in the net deferred tax asset described in Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2024 and 2023

(Dollars in thousands)

	Common Stock	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2022	$—	$—	$125,546	$—	$(7,315)	$118,231
Net income	—	—	1,553	—	—	1,553
Other comprehensive income, net of tax	—	—	—	—	2,300	2,300
Balance, June 30, 2023	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	(10,860)	—	—	(10,860)
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	95	91,491	—	—	—	91,586
Initial funding of ESOP, 760,634 shares	—	—	—	(7,606)	—	(7,606)
ESOP shares allocated or committed for allocation to participants, 57,048 shares	—	(55)	—	570	—	515
Other comprehensive income, net of tax	—	—	—	—	3,798	3,798
Balance, June 30, 2024	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2024 and 2023

(Dollars in thousands)

	Year Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net (loss) income	$(10,860)	$1,553
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for credit losses	4,066	—
Depreciation	799	413
Deferred income tax benefit	(1,395)	(366)
Accretion of acquisition fair value adjustments, net	(5,468)	—
Amortization of core deposit intangible asset	1,340	—
Net amortization of premiums and discounts on securities	280	567
Net amortization of deferred loan fees, costs and discounts	364	568
Amortization of right to use asset	35	(19)
Income from cash surrender value of bank owned life insurance	(907)	(658)
Stock-based compensation expense	515	—
Unrealized gain on equity securities	(1)	(5)
Loss on sale of investments, net	4,463	119
Gain on sale of loans held for sale	(55)	(1)
Proceeds from sales of loans held for sale	4,486	300
Originations of loans held for sale	(4,431)	(299)
Gain on sale of premises and equipment	(13)	—
Noncash expense - contribution to Somerset Regal Bank Charitable Foundation	4,528	—
(Increase) decrease in:
Accrued interest receivable	(292)	(121)
Other assets	2,410	(1,195)
Other liabilities	(1,603)	1,464
Net cash (used in) provided by operating activities	(1,739)	2,320
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available-for-sale	7,692	9,974
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	15,180	18,048
Proceeds from sale of securities available-for-sale	41,315	451
Proceeds from sale of securities held-to-maturity	—	3,918
Purchases of securities held-to-maturity	—	(894)
Proceeds from time deposits in other financial institutions	8,798	—
Net increase in loans receivable	(45,945)	(28,262)
Purchases of premises and equipment	(1,102)	(516)
Proceeds from sale of premises and equipment	13	—
Redemption (purchase) of restricted equity securities	43	(24)
Cash paid for acquisition	(69,538)	—
Cash received from acquisition	55,294	—
Net cash provided by investing activities	11,750	2,695
Cash Flows from Financing Activities
Net decrease in interest bearing deposits	(51,011)	(15,120)
Net decrease in non-interest bearing deposits	(18,752)	(3,035)
Net increase in advance payments by borrowers for taxes and insurance	3,760	245
Proceeds from short-term borrowings	—	20,000
Repayment of short-term borrowings	(20,000)	—
Cash proceeds from issuance of common stock	79,452	—
Net cash (used in) provided by financing activities	(6,551)	2,090
Net increase (decrease) in cash and cash equivalents	3,460	7,105
Cash and Cash Equivalents, Beginning of Period	42,449	35,344
Cash and Cash Equivalents, End of Period	$45,909	$42,449
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$9,582	$2,428
Income taxes paid	$475	$—
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	372,551	—
Goodwill recorded at merger	20,417	—
Fair value of liabilities assumed	378,724	—
Fair values of 452,758 common shares contributed to Somerset Regal Bank Charitable Foundation	4,528	—

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024 and 2023

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

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted to a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”). In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

Business

The Company, a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed community bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 15 full-service branch locations.

Principles of Consolidation

The consolidated financial statements include the accounts of SR Bancorp, Inc. and its wholly owned subsidiary the Bank, and its wholly-owned subsidiaries, Somerset Investment Co. (the “Investment Co.”), RB Properties, LLC and Somerset Consumer Service Corp. (“SCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation and Use of Estimates

The financial information contained in this Annual Report on Form 10-K as of and for the year ended June 30, 2024 is for the Company and the Bank, unless indicated otherwise. However, due to the timing of the Merger, the statement of (loss) income and related disclosures only includes operations of Regal Bancorp and Regal Bank since September 19, 2023. Financial information as of June 30, 2023, and for the year then ended, is for Somerset Savings Bank, SLA, on a stand-alone basis.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

Material estimates that are particularly susceptible to change are: the allowance for credit losses; the evaluation of goodwill for impairment; fair value measurements of assets and liabilities; and income taxes. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.

Segment Reporting

Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual consolidated financial statements. The Company has one reportable segment, "Community Banking." Community Banking encompasses the Company's primary business, which includes providing a wide range of commercial, retail and related banking services. The Company's primary focus within Community Banking is to grow loans using deposits generated by the Company's branches. Our business is generated principally in central and northern New Jersey.

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

Adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses ("ASC 326")

On July 1, 2023, the Company adopted ASC 326 ("CECL"), which requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that was in use through June 30, 2023. Under this guidance, an entity measures all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The CECL model applies to loans and leases, unfunded lending commitments, held-to-maturity debt securities and other debt instruments measured at amortized cost. The Company recorded the effect of implementing CECL using a modified-retrospective approach through a cumulative effect adjustment through retained earnings as of July 1, 2023, the beginning of the reporting period in which CECL became effective. The adoption of the new standard resulted in an increase to the allowance for credit losses on loans of $34,000, net of

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

tax. No allowances were recorded for investment securities or unfunded lending commitments at adoption, as the estimates of those losses were de minimus.

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

In compliance with ASC 326, the Company conducted a review of its investment portfolio to determine the appropriate level of credit losses to reserve for. The Company did not record an allowance for credit losses ("ACL") on its available-for-sale ("AFS") securities during the year ended June 30, 2024 or upon implementation of CECL on July 1, 2023. As of both periods, the Company considered the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. As of June 30, 2024, the Company had no AFS securities. As of June 30, 2023, the Company's AFS securities consisted primarily of highly-rated government sponsored agency (GSE) residential mortgage-backed securities. The unrealized losses were higher due to market uncertainty resulting from inflation and rising interest rates from the time of the security purchase.

The Company's held-to-maturity ("HTM") portfolio consists principally of highly-rated GSE residential mortgage-backed securities. The Company segments its HTM into GSE, residential mortgage-backed securities, collateralized mortgage obligations ("CMOs"), and other debt securities to determine the ACL. The ACL is determined based on the security's historical losses and the ratings of major investment securities rating services, adjusted for certain qualitative factors. The Company has determined that for GSE residential mortgage-backed securities, it would be appropriate to assume the expected credit loss to be zero. At both June 30, 2024 and 2023, the Company had no HTM securities that were past due 30 days or more as to principal or interest payments. Based on its review of HTM securities, the Company deemed no ACL reserve was necessary for the years ended June 30, 2024 and 2023.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

The Company estimates expected credit losses using a combination of the cohort method and weighted average remaining maturities method. The loan portfolio is segmented into pools of loans by similar attributes and risk characteristics, as of a particular point in time, to which expected losses are calculated over their remaining lives, or until sufficiently attrited (i.e., have reached an acceptable stage at which a significant majority of all losses are expected to have been recognized). Each model factors historical loss rates into quantitative adjustments, to which management applies qualitative adjustments. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of the loan portfolio and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and regulatory, legal and environmental events.

The ACL is increased by the provision for credit losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the ACL, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off against the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Because all identified losses are immediately charged off, no portion of the allowance for credit losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all credit losses.

Mortgage loans are secured by the borrower’s residential or non-residential real estate in a first lien position. Mortgage loans have varying loan rates depending on the financial condition of the borrower and the loan to value ratio. Commercial real estate loans consist of multi-family real estate, owner-occupied, mixed use and other

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

commercial real estate, as well as other commercial loans. Commercial and industrial loans are extended to businesses as either unsecured or secured by various types of collateral, such as accounts receivable, inventory, equipment and/or real estate. Consumer loans are primarily home equity loans and are generally secured by the borrower’s personal residence in a second lien position.

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, or a combination thereof, among other things.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2024, we had no assets designated as special mention.

Prior to the adoption of ASC 326 on July 1, 2023, a loan was individually evaluated when the loan was considered impaired. A loan was considered individually impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan was individually impaired include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as individually impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan was collateral dependent.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Upon adoption of ASC 326 on July 1, 2023, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of financial condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual. The Company's policy is to write-off accrued interest when a loan is placed on non-accrual. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

The exposure for unfunded commitments is a component of other liabilities on the Company's consolidated statement of financial condition and represents the estimate for current expected credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit, unfunded loan commitments, availability on construction and land development loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the allowance for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to the provision for unfunded commitments on the consolidated statements of income is made to account for the change in the ACL on unfunded commitment exposures between reporting periods.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Restricted Equity Securities

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, are carried at cost. As of those dates, restricted stock may include investments in the capital stock of the Federal Home Loan Bank of New York, Atlantic Community Bankers Bank (“ACBB”) and Bankers Compliance Group (“BCG”).

Federal law requires a member institution of the Federal Home Loan Bank ("FHLB") system to hold stock of its district bank according to a predetermined formula. At June 30, 2024 and 2023, the Bank held $1.1 million and $726,000, respectively, in stock of the FHLB of New York. At June 30, 2024, the Company held $120,000 in stock of ACBB and BCG combined. The Company held no investments in ACBB or BCG at June 30, 2023.

Management evaluates the stock for impairment in accordance with guidance on accounting by certain entities that lend or finance the activities of others. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as: (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge was necessary related to the FHLB, ACBB or BCG stock as of June 30, 2024 or June 30, 2023.

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

Goodwill and Other Intangible Assets

The Company acquired goodwill through the acquisition of Regal Bancorp that it tests for impairment at least annually and more frequently as conditions warrant. As of June 30, 2024, goodwill amounted to $20.4 million. The Company evaluated and concluded that goodwill was not impaired as of that date.

The Company acquired a core deposit premium intangible through the acquisition of Regal Bancorp that is amortized on an accelerated basis over ten years. At June 30, 2024, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $1.3 million.

Revenue Recognition

The Company earns income from various sources, including loans, investment securities, BOLI, deposit accounts, and sales of assets. The revenue is recognized as it is earned and when collectability is reasonably assured.

Interest income on loans is accrued on the unpaid principal balance and recorded daily. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the interest method. Other loan fees, including late charges, are recognized as the transactions occur.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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
•
Account fees and charges - activity or transaction-based fees for deposit-related services including, but not limited to, account overdraft fees, wire transfer fees and stop payment fees. Fees are received at the time of transaction execution concurrent with the fulfillment of performance obligations.
•
ATM debit card fees - include interchange fees from debit cardholder transactions or ATM surcharges for non-customer usage of Somerset Regal Bank ATMs. These fees are recognized as earned at the time of the transaction occurrence.

Other income items are transactional in nature and are recorded as they occur.

Gains or losses on sales of assets are recorded in accordance with ASC 860, "Transfers and Servicing," and are generally recognized when the asset has been legally transferred to the buyer and the Company has no continuing involvement with the asset. The Company does not generally finance the sale of foreclosed assets.

Comprehensive (Loss) Income

U.S. GAAP requires comprehensive income (loss) and its components to be reported when a company presents a full set of financial statements. The term comprehensive income (loss) refers to net income (loss) plus other comprehensive income, that is, certain revenues, expenses, gains, and losses that are reported as separate components of equity instead of net income. For the Company, the primary component of other comprehensive income (loss) is the unrealized holding gains or losses on available-for-sale investment securities. The Company has elected to report these effects on the consolidated statements of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as non-interest expense in the consolidated statement of income (loss). Advertising expense was approximately $301,000 and $198,000 for years ended June 30, 2024 and 2023, respectively.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits at June 30, 2024 or June 30, 2023.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. No interest and penalties were recorded during year ended June 30, 2024 or 2023.

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

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASC 326 Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike previous U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASC 326 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASC 326 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Company on July 1, 2022, though early adoption was permitted. The Company adopted ASC 842 during the first quarter of the fiscal year ended June 30, 2023, at which time the Company maintained only one equipment lease with an initial term greater than 12 months and had determined that the impact on its consolidated financial statements was not material. Upon completion of the Merger, the Company acquired 10 operating leases for office space. As of June 30, 2024, the Company had not entered into any material leases that have not yet commenced.

The Company adopted ASC 326 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47,000, an increase in deferred tax assets of $13,000, and a decrease in retained earnings of $34,000 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for held-to-maturity securities on July 1, 2023 as the investment portfolio consists almost entirely of debt securities backed by the full faith of the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods

The following table below presents the impact of ASC 326 on the consolidated balance sheet:

	July 1, 2023
	As reported under ASC 326	Pre-ASC 326	Impact of ASC 326
	(Dollars in thousands)
Assets
ACL on loans:
Other commercial real estate	(4)	(4)	—
Residential	(1,066)	(1,039)	(27)
Consumer	(93)	(73)	(20)
Total ACL on loans	$(1,163)	$(1,116)	$(47)

Deferred income taxes	$1,971	$1,958	$13

Liabilities
Liability for credit losses for unfunded commitments	$—	$—	$—

Shareholders' equity
Retained earnings	$127,065	$127,099	$(34)

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures. This standard eliminates the recognition and measurement guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU No. 2022-02 was effective for the Company on July 1, 2023.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Recent Accounting Standards Not Yet Adopted

ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures. The FASB issued ASU 2023-02 using the Proportional Amortization Method. The amendments in this update permit exporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update will be effective for fiscal years beginning after December 15, 2023 must be applied on either a modified retrospective or a retrospective basis

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and is not expected to have a significant impact on our financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

Accounting Standards Update 2024-01 "Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01") clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the "Scope" and "Scope Exceptions" sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on our financial statements.

Accounting Standards Update 2024-02 "Codification Improvements" ("ASU 2024-02") amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025 and is not expected to have a significant impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through October 15, 2024, the date consolidated financial statements were available to be issued.

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp, Inc. and its wholly-owned subsidiary Regal Bank, under which Regal Bancorp merged with and into the Company, with the Company as the

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Bank, which had converted to a commercial bank charter, with Somerset Bank as the surviving entity, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September 19, 2023 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $20.5 million and a core deposit intangible of $9.1 million. At June 30, 2024, the Company finalized its review of the acquired assets and liabilities making modest adjustments to assets and liabilities reducing previously reported goodwill from $20.5 million to $20.4 million.

The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

	As recorded by Regal Bancorp	Fair value adjustments		As recorded at acquisition
	(Dollars in thousands)
Consideration paid (3,023,369 Regal Bancorp shares at $23.00 per share)				$69,538
Assets Acquired
Cash and cash equivalents	$55,294	$—		$55,294
Time deposits in other financial institutions	8,810			8,810
Securities available-for-sale, at fair value	12,487			12,487
Securities held-to-maturity, at amortized cost	2,587			2,587
Federal Home Loan Bank stock and other restricted stock	548			548
Loans receivable, net	335,971	(14,371)	(a)	321,600
Allowance for credit losses	(4,076)	4,076	(b)	—
Accrued interest receivable	1,214			1,214
Premises and equipment, net	1,570			1,570
Right-of-use asset	3,416			3,416
Goodwill	1,047	(1,047)	(c)	—
Core deposit intangible	26	9,038	(d)(e)	9,064
Deferred costs	224	(224)	(f)	—
Bank owned life insurance	7,470			7,470
Net deferred tax asset	1,634	(78)	(g)(i)	1,556
Other assets	2,430	(201)	(i)	2,229
Total assets acquired	$430,652	$(2,807)		$427,845

Liabilities assumed
Deposits	$373,174	$(1,299)	(h)	$371,875
Lease liability	3,444			3,444
Deferred compensation	1,521			1,521
Accrued expenses and other liabilities	2,132	(248)	(i)	1,884
Total liabilities assumed	$380,271	$(1,547)		$378,724
Net assets acquired				$49,121
Goodwill recorded at merger				$20,417

(a)
Adjustment for interest rate and credit risk to reduce loans to fair value, to be amortized as an increase to interest income over their remaining term
(b)
Elimination of Regal Bank allowance for credit losses.
(c)
Elimination of pre-existing goodwill.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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
(i)
Final adjustments of income taxes, other assets and other liabilities.

During the year ended June 30, 2024, the Company recorded one-time merger-related expenses of $3.9 million, consisting of $2.6 million for change in control payments, $612,000 for investment banking services, $414,000 related to the termination of a data processing contract, $99,000 for legal-related expenses, $42,000 for severance payments, $17,000 in other professional services and $30,000 in other miscellaneous expenses. In addition, the Company recorded a $5.4 million charitable contribution expense for the establishment of the Somerset Regal Charitable Foundation, as well as a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

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

The following table presents unaudited pro forma results as if the Merger occurred on July 1, 2022 and includes the effects of the amortization and accretion of certain estimated purchase accounting adjustments such as intangible assets, as well as fair value adjustments to loans and deposits. The pro forma financial information includes merger-related expenses but does not reflect any cost savings. The table has been prepared for comparative purposes only and is not necessarily indicative of actual results that would have been attained had the Merger occurred at the beginning of the periods presented, nor is it indicative of future results. The table also includes financial information related to the operations of the Company for the remainder of the fiscal year following the Merger.

	Actual from September 19, 2023 to June 30, 2024	Pro Forma Combined Year ended June 30, 2024	Pro Forma Combined Year ended June 30, 2023
	(Dollars in thousands)
Net interest income before provision for credit losses	$26,082	$31,707	$36,915
Net (loss) income	$(10,040)	$(11,034)	$7,724

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share represent income or loss available to common stockholders divided by the weighted-average number of common shares outstanding. Unallocated ESOP shares are not deemed outstanding for earnings (loss) per share calculations. There were no potentially dilutive common stock equivalents outstanding for the year ended June 30, 2024. Earnings (loss) per share data is not applicable for the year ended June 30, 2023 because the Company had not yet been formed and had no shares outstanding.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Year Ended June 30,	Year Ended June 30,
	2024	2023
	(Dollars in thousands, except per share data)
Net (loss) income applicable to common shares	$(10,860)	$1,553
Weighted average number of common shares outstanding	7,403,716	-
Less: average unallocated ESOP shares	(570,086)	-
Weighted average number of common shares outstanding, net	6,833,630	-
Basic (loss) per common share	$(1.59)	$-
Diluted (loss) earnings per share	$(1.59)	$-

4.
Securities Available-for-Sale

The amortized cost and approximate fair value of securities available-for-sale at June 30, 2024 and June 30, 2023 are as follows:

June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal National Mortgage Association	$—	$—	$—	$—
Government National Mortgage Association	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	—	—
Total securities available-for-sale	$—	$—	$—	$—

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$22,981	$—	$(2,575)	$20,406
Federal Home Loan Mortgage Corporation	18,003	—	(2,333)	15,670
Total securities available-for-sale	$40,984	$—	$(4,908)	$36,076

The amortized cost and fair value of debt securities available-for-sale by contractual maturity at June 30, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities which are based on the estimated average life of the securities.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

June 30, 2024
	Amortized Cost	Fair Value
Due within 1 year	$—	$—
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	—	—
Due after 10 years	—	—
Mortgage-backed securities	—	—
Total securities available-for-sale	$—	$—

The unrealized losses as of June 30, 2024 and June 30, 2023, categorized by the length of time of continuous loss position, and the fair value of related available-for-sale are as follows:

June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal National Mortgage Association	$—	$—	$—	$—	$—	$—
Government National Mortgage Association	—	—	—	—	—	—
Federal Home Loan Mortgage Corporation	—	—	—	—	—	—

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Federal National Mortgage Association	$—	$—	$20,406	$(2,575)	$20,406	$(2,575)
Federal Home Loan Mortgage Corporation	—	—	15,670	(2,333)	15,670	(2,333)
Total	$—	$—	$36,076	$(4,908)	$36,076	$(4,908)

All mortgage-backed securities are collateralized by residential mortgages. During the year ended June 30, 2024, gross gains of $0 and gross losses of $4.5 million resulting from sales of securities available-for-sale were realized. During the year ended June 30, 2023, gross gains of $0 and gross losses of $119,000 resulting from sales of securities available-for-sale were realized.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

5.
Securities Held-to-Maturity

The amortized cost and approximate fair values of securities held-to-maturity at June 30, 2024 and June 30, 2023 are as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Annuities	2,181	—	—	2,181
Total securities held-to-maturity	$158,325	$79	$(26,787)	$131,617

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$104,612	$—	$(18,459)	$86,153
Federal Home Loan Mortgage Corporation	55,624	101	(9,014)	46,711
Government National Mortgage Association	332	—	(9)	323
Subordinated Debt	7,750	—	(1,450)	6,300
CMO	2,867	—	(279)	2,588
Total securities held-to-maturity	$171,185	$101	$(29,211)	$142,075

The amortized cost and fair value of securities held-to-maturity by contractual maturity at June 30, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	June 30, 2024
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$100	$100
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	7,750	6,262
Due after 10 years	2,181	2,181
Mortgage-backed securities	148,094	122,874
Total securities held-to-maturity	$158,325	$131,617

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The unrealized losses as of June 30, 2024 and June 30, 2023, categorized by the length of time of continuous loss position and the fair value of related securities held-to-maturity, are as follows:

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Federal National Mortgage Association	$—	$—	$78,160	$(16,822)	$78,160	$(16,822)
Federal Home Loan Mortgage Corporation	—	—	41,838	(8,252)	41,838	(8,252)
Government National Mortgage Association	—	—	270	(3)	270	(3)
Subordinated Debt	—	—	6,262	(1,488)	6,262	(1,488)
CMO	—	—	2,201	(222)	2,201	(222)
Total	$—	$—	$128,731	$(26,787)	$128,731	$(26,787)

	June 30, 2023
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Federal National Mortgage Association	$1,480	$(7)	$84,673	$(18,452)	$86,153	$(18,459)
Federal Home Loan Mortgage Corporation	21,016	(3,917)	24,885	(5,097)	45,901	(9,014)
Government National Mortgage Association	322	(9)	—	—	322	(9)
Subordinated Debt	—	—	6,300	(1,450)	6,300	(1,450)
CMO	—	—	2,588	(279)	2,588	(279)
Total	$22,818	$(3,933)	$118,446	$(25,278)	$141,264	$(29,211)

At June 30, 2024 and June 30, 2023, the Bank had $25,000 and $24,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the years ended June 30, 2024 and June 30, 2023:

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Net gains recognized on equity securities	$1	$5
Less: Net gains recognized on equity securities sold/acquired	—	—
Net unrealized gains recognized on equity securities	$1	$5

Upon adoption of ASC 326, management no longer evaluates securities for other than temporary impairment. On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that highly-rated issues of mortgage-backed securities of government-sponsored agencies have a zero expected credit loss.

At June 30, 2024 and June 30, 2023, mortgage-backed securities with a carrying value of approximately $1.8 million and $1,000, respectively, were pledged as collateral to secure public funds on deposit. At June 30, 2023, mortgage-backed securities with a total carrying value of $32,652 were pledged as collateral to secure a $20,000 advance under the Federal Reserve's Bank Term Funding Program.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

6.
Loans Receivable

Loans at June 30, 2024 and June 30, 2023 are summarized as follows:

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Owner occupied commercial real estate loans	$59,968	$144
Other commercial real estate loans	75,782	296
Multi-family loans	180,364	10
Commercial and industrial loans	12,522	—
Total commercial loans	328,636	450
Residential mortgage loans	394,723	353,624
Consumer and other loans	11,658	7,349
Total loans	735,017	361,423
Allowance for credit losses	(5,229)	(1,116)
Deferred loan costs, net	2,071	1,945
Loans receivable, net	$731,859	$362,252

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in these areas of lending are minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At June 30, 2024, commercial loans represented 44.7% of total loans receivable, net, while residential mortgage, consumer and other loans represented 55.3%, nearly all of which was concentrated within our primary market area in New Jersey. The Company holds 82.0% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At June 30, 2024, the Company had one non-accrual commercial loan in the amount of $50,000.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The Company adopted ASC 326 on July 1, 2023. All disclosures are presented in accordance with ASC 326 as of June 30, 2024. The following tables summarize the activity in the allowance for credit losses by loan class for the year ended June 30, 2024. Information in regards to activity in the allowance for credit losses for the year ended June 30, 2023 and the recorded investment in loans receivable by loan class as of June 30, 2023, occurred prior to the adoption of ASC 326:

	June 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,331	498	1,998	146	109	(16)	4,066
Ending balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Loans Receivable:
Ending balance	$59,968	$75,782	$180,364	$12,522	$394,723	$11,658	$735,017
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$50	$—	$—	$50
Ending balance,
Collectively evaluated for impairment	$59,968	$75,782	$180,364	$12,472	$394,723	$11,658	$734,967

	June 30, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$5	$—	$—	$1,036	$75	$1,116
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
(Credits) provisions	—	(1)	—	—	3	(2)	—
Ending balance	$—	$4	$—	$—	$1,039	$73	$1,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$—	$4	$—	$—	$1,039	$73	$1,116
Loans Receivable:
Ending balance	$144	$296	$10	$—	$353,624	$7,349	$361,423
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$144	$296	$10	$—	$353,479	$7,349	$361,278

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The following table presents the credit risk profile of loans by class and fiscal year of origination as of June 30, 2024:

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Other Commercial Real Estate
Risk Rating
Pass	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Multi-Family
Risk Rating
Pass	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Commercial and Industrial
Risk Rating
Pass	$1,225	$4,158	$2,722	$90	$1,470	$2,807	$—	$12,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,225	$4,158	$2,722	$90	$1,470	$2,857	$—	$12,522
Residential Mortgage
Risk Rating
Pass	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Consumer and Other
Risk Rating
Pass	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Total Loans
Pass	$102,032	$100,224	$117,337	$97,117	$54,031	$258,813	$5,413	$734,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$102,032	$100,224	$117,337	$97,117	$54,031	$258,863	$5,413	$735,017
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The following table presents the recorded investment in loans receivable by major category and credit quality indicators at June 30, 2023, prior to the adoption of ASC 326:

	June 30, 2023
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$144	$—	$—	$—	$144
Other commercial real estate	296	—	—	—	296
Multi-family	10	—	—	—	10
Commercial and industrial	—	—	—	—	—
Residential mortgage	353,479	—	145	—	353,624
Consumer and Other	7,349	—	—	—	7,349
Total	$361,278	$—	$145	$—	$361,423

The following table presents the amortized cost basis of non-accrual loans and loans 90 days or more past due and still accruing, by loan portfolio class with related allowance, as of June 30, 2024:

	June 30, 2024
	Non-Accrual Loans
	With a Related Allowance	Without a Related Allowance	Total
	(Dollars in thousands)
Commercial and Industrial	$—	$50	$50

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The following tables provide a breakdown of impaired loans by loan portfolio class and related allowance as of June 30, 2023 prior to the adoption of ASC 326:

June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
(Dollars in thousands)
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

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of June 30, 2024:

June 30, 2024
Type of Collateral
	Residential Real Estate	Commercial Real Estate	Business Assets	Total
(Dollars in thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	50	—	50
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$50	$—	$50

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The following tables present the classes of loans summarized by the past due status as of June 30, 2024 and June 30, 2023:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total

Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$144	$144
Other commercial real estate	—	—	—	—	—	296	296
Multi-family	—	—	—	—	—	10	10
Commercial and industrial	—	—	—	—	—	—	—
Residential mortgage	383	—	55	145	583	353,041	353,624
Consumer and Other	—	—	—	—	—	7,349	7,349
Total	$383	$—	$55	$145	$583	$360,840	$361,423

As of June 30, 2024, the Bank had made no loan modifications to creditors experiencing financial difficulty nor had it made any troubled debt restructurings as of June 30, 2023.

7.
Premises and Equipment, net

Premises and equipment at June 30, 2024 and June 30, 2023 are summarized as follows:

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Land	$926	$926
Buildings and leasehold improvements	9,181	7,796
Furniture, fixtures and equipment	5,882	4,608
	15,989	13,330
Accumulated depreciation	(10,570)	(9,784)
Total premises and equipment, net	$5,419	$3,546

Depreciation expense amounted to $799,000 and $413,000 for the years ended June 30, 2024 and June 30, 2023, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

	Year Ended June 30,
	2024	2023
	(Dollars in thousands)
Right-of-use asset	$2,311	$19
Lease liability	$2,403	$19
Weighted-average remaining lease term, in years	3.57	2.83
Weighted-average discount rate	1.70%	3.33%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of June 30, 2024 are as follows:

June 30, 2024
(Dollars in thousands)
June 30, 2025	$791
June 30, 2026	628
June 30, 2027	417
June 30, 2028	343
June 30, 2029	249
Thereafter	58
Total future minimum lease payments	2,486
Less: imputed interest	(83)
Total	$2,403

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of June 30, 2024 are as follows:

	Year Ended June 30,
	2024	2023
	(Dollars in thousands)
Operating lease cost	$834	$7
Cash paid for amounts included in measurement of lease liabilities	$816	$7

9.
Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp, which was accounted for under FASB ASC 805, Business Combinations. In accordance with ASC 805, the Company recorded $20.4 million of goodwill along with $9.1 million of core deposit intangibles. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The changes in the carrying amount of goodwill and core deposit intangibles are summarized as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance at June 30, 2023	$—	$—
Acquisition of Regal Bancorp	20,417	9,064
Amortization expense	—	(1,340)
Balance at June 30, 2024	$20,417	$7,724

As of June 30, 2024, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2025	$1,433
2026	1,167
2027	951
2028	774
2029	657
Thereafter	2,742
Total	$7,724

10.
Deposits

Deposits at June 30, 2024 and June 30, 2023 consisted of the following:

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Demand accounts:
Interest-bearing	$252,880	$137,496
Noninterest-bearing	108,026	40,687
Total demand accounts	360,906	178,183
Savings and club	173,375	166,253
Certificates of deposit	272,819	159,481
Total	$807,100	$503,917

Certificates of deposit with balances in excess of the FDIC insurance limit of $250,000 at June 30, 2024 and June 30, 2023 amounted to approximately $55.2 million and $13.4 million, respectively.

At June 30, 2024, the scheduled maturities of certificates of deposit are as follows:

(Dollars in thousands)
2024	$111,418
2025	149,636
2026	6,073
2027	3,279
2028	1,995
2029	418
Total	$272,819

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

11.
Borrowings

At June 30, 2024 there were no borrowings from the FHLB of New York.

At June 30, 2024 and June 30, 2023, the Bank could borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Bank’s maximum borrowing capacity based on the Bank’s ability to collateralize such borrowings. At June 30, 2024, the Bank’s maximum borrowing capacity was $100.0 million.

At June 30, 2024 and June 30, 2023, the Bank’s Board of Directors has authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Bank’s qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

In March 2023, the Federal Reserve established the Bank Term Funding Program (“BTFP”) to make available funding to eligible depository institutions in order to help assure they have the ability to meet the needs of their depositors following the then-recent events in the banking industry. The program allowed for advances for up to one year secured by eligible high-quality securities at par value extended at the one-year overnight index swap rate, plus 10 basis points, as of the day the advance is made. The interest rate was fixed for the term of the advance and there were no prepayment penalties. At June 30, 2023, the Bank had outstanding borrowings of $20.0 million under the BTFP at a borrowing rate of 4.76% with a maturity date of March 29, 2024. At June 30, 2024, the Bank had no outstanding borrowings under the BTFP, nor any other outstanding borrowings.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

12.
Benefit Plans

Retirement Plan

The Bank has a non-contributory pension plan covering all eligible employees. The plan is a defined benefit plan that provides benefits based on a participant’s years of service and overall annual compensation.

The following tables set forth the plan’s funded status and components of net periodic pension:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	(Dollars in thousands)
Change in benefit obligation:
Obligation, beginning	$15,003	$19,066
Service cost	—	331
Interest cost	650	704
Actuarial (gain) loss	(7)	(2,063)
Benefit payments	(1,082)	(965)
Curtailments	—	(2,070)
Obligation, ending	$14,564	$15,003
Change in plan assets:
Fair value of plan assets, beginning	$16,139	$16,395
Actual gain (loss) on plan assets	1,018	709
Employer contributions	—	—
Benefit payments	(1,082)	(965)
Fair value of plan assets, ending	$16,075	$16,139
Funded status,
Accumulated benefit obligation	$14,564	$15,003
Projected benefit obligation	$(14,564)	$(15,003)
Fair value of assets	16,075	16,139
Funded status and prepaid pension cost included in other liabilities	$1,511	$1,136
Assumptions used to determine benefit obligation:
Discount rate	5.19%	4.81%
Rate of increase in compensation	n/a	n/a

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2021, as published by the Society of Actuaries. The components of the pension and post-retirement net periodic benefit cost for the periods indicated are provided in the table below:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	(Dollars in thousands)
Net periodic pension cost included the following:
Service cost	$—	$331
Interest cost	650	704
Expected return on plan assets	(918)	(864)
Net amortization	122	574
Net periodic pension cost included in salaries and employee benefits	$(146)	$745
Assumptions used to determine net periodic pension cost:
Discount rate	5.19%	4.81%
Rate of increase in compensation	n/a	n/a
Rate of return on plan assets	6.50%	6.50%

For the years ended June 30, 2024 and 2023, the plan’s assets realized an annual return of approximately -2% and -24%, respectively. The weighted-average allocation by asset category is as follows:

	June 30, 2024	June 30, 2023
Cash and equivalents	1%	1%
Fixed income securities and mutual funds	54	53
Equity securities and mutual funds	45	46
	100%	100%

The fair values of the Bank’s pension plan assets at June 30, 2024 and June 30, 2023, by asset category (see Note 17 for the definitions of levels), are as follows:

	Assets at Fair Value as of June 30, 2024
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Cash	$177	$—	$—	$177
Equity securities	460	—	—	460
Mutual funds - fixed income	6,800	—	—	6,800
Mutual funds - equity	8,638	—	—	8,638
Total	$16,075	$—	$—	$16,075

	Assets at Fair Value as of June 30, 2023
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(Dollars in thousands)
Cash	$164	$—	$—	$164
Equity securities	501	—	—	501
Mutual funds - fixed income	6,923	—	—	6,923
Mutual funds - equity	8,551	—	—	8,551
Total	$16,139	$—	$—	$16,139

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The Bank did not contribute to the pension plan during the year ending June 30, 2024. Benefit payments, which reflect expected future service, are expected to be paid as follows:

Year ending June 30:	(In thousands)
2025	$4,516
2026	864
2027	1,026
2028	943
2029	1,028
Thereafter	5,099
$13,476

As of June 30, 2024 and June 30, 2023, unrecognized net loss of $1.7 million and $1.9 million, respectively, was included in accumulated other comprehensive income.

ESOP Plan

The Company maintains the Somerset Regal Bank Employee Stock Ownership Plan ("ESOP"). Coincident with its conversion on September 19, 2023, the Company loaned the ESOP $7.6 million and the ESOP trust purchased 760,634 shares of the Company's common stock at $10.00 per share. Shares are allocated to eligible participants on the basis of compensation, subject to federal limits, as the loan from the Company is repaid.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are earned and committed to be released to participants' accounts under the plan. Total compensation expense recognized in connection with the ESOP was $515,000 for the year ended June 30, 2024.

Shares held by the ESOP were as follows:

June 30, 2024
(Dollars in thousands)
Allocated to participants	38,032
Committed to be allocated	19,016
Unallocated	703,586
Total ESOP shares	760,634

Fair value of unearned shares	$6,508

Savings and Investment Plan

The Bank has a savings and investment plan, pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Under this plan, employees may make voluntary contributions in an amount equal to not less than 2% of their eligible compensation during a plan year. In addition, the Bank will make contributions equal to 3% of the plan year compensation for all eligible employees. The Bank, at its discretion, may make an additional matching contribution to those participants employed at each plan year end. Plan contributions approximated $239,000 and $124,000 for the years ended June 30, 2024 and June 30, 2023, respectively. No additional matching contributions were made during the years ended June 30, 2024 and June 30, 2023.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Deferred Compensation

The Bank has deferred compensation plans for directors and certain officers that permit the deferral of director fees and officer compensation. Amounts deferred earn interest at rates comparable to rates the Bank pays on deposit accounts. At June 30, 2024 and June 30, 2023, liabilities under the plans totaled approximately $2.4 million and $993,000, respectively. Interest expense approximated $57,000 and $38,000 for the years ended June 30, 2024 and June 30, 2023, respectively.

13.
Income Taxes

Prior to the year ended June 30, 2024, the Bank qualified as a Savings Institution under the provisions of the Internal Revenue Code and, therefore, prior to January 1, 1996, was permitted to calculate its bad debt deduction using either the experience method or the specific charge off method. Retained earnings at June 30, 2024 and June 30, 2023 included approximately $5.3 million of such bad debt allowance for which federal income taxes have not been provided. After January 1, 1996, the Bank was only permitted to deduct actual charge offs. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income tax expense are as follows for years ended June 30, 2024 and June 30, 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	(Dollars in thousands)
Current tax expense (benefit):
Federal income	$269	$541
State income	217	75
Total current	486	616
Deferred tax (benefit) expense:
Federal income	(2,433)	(226)
State income	(1,127)	(140)
Total deferred	(3,560)	(366)
Change in valuation allowance	2,165	—
Total	$(909)	$250

The following table presents a reconciliation between the effective income tax expense and the income tax expense which would be computed by applying the federal statutory tax rate of 21% for the years ended June 30, 2024 and June 30, 2023:

	Year Ended June 30, 2024	Year Ended June 30, 2023
	(Dollars in thousands)
Federal income tax (benefit) expense, at the statutory rate	$(2,472)	$379
Increases (decreases) in taxes resulting from:
New Jersey state tax, net of federal income tax effect	(233)	(81)
Bank owned life insurance	(194)	(137)
Merger expenses	50	—
Other items, net	390	89
Change in valuation allowance	1,550	—
Effective income tax (benefit) expense	$(909)	$250

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Deferred tax assets:
ESOP	$160	$—
Capital loss carryover	586	—
Deferred compensation	693	293
Unrecognized pension losses	475	540
Deferred loan fees	13	13
Allowance for credit loss	1,470	314
Unrealized loss on securities available-for-sale	—	1,272
Compensation	250	93
Depreciation	432	234
Federal net operating loss	772	—
State net operating loss	510	210
Charitable contributions	1,579	26
Uncollected interest	2	1
Fair value adjustments related to acquisition	2,201	—
Total deferred tax assets	9,143	2,996
Deferred tax liabilities:
Core deposit intangible	2,235	—
Prepaid pension	900	859
Deferred loan costs	178	178
Unrealized gain on securities available-for-sale	—	—
Other	79	1
Total deferred tax liabilities	3,392	1,038
Valuation allowance	2,165	—
Net deferred income tax asset included in other assets	$3,586	$1,958

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At June 30, 2024 and 2023, there was a valuation allowance of $2.2 million and $0, respectively.

A corporation may carry forward net operating losses to the succeeding 20 taxable years for New Jersey state tax purposes. As of June 30, 2024, the Bank had total state net operating loss carryforwards of approximately $7.2 million that expire beginning in tax year 2044.

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax asset. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, a valuation allowance of $2.2 million was established for the year ended June 30, 2024 attributable to the Company's 5-year charitable contribution and capital loss carryforwards. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets on the Consolidated Statements of Financial Condition. At June 30, 2023, the Company had no valuation allowance.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

14.
Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At June 30, 2024, total unfunded loan-related commitments, including lines of credit, amounted to $72.1 million, comprised of $36.1 million for unused equity lines of credit and $36.0 million to originate and purchase loans, expiring within three months.

At June 30, 2023, total unfunded loan-related commitments, including lines of credit, amounted to $30.5 million, comprised of $23.7 million for unused equity lines of credit and $6.7 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income, however the Company recorded no expense for the years ended June 30, 2024 and June 30, 2023. The balance for unfunded commitments was $0 at both June 30, 2024 and 2023.

15.
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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Market risk, credit risk, operational risk and deposits are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of June 30, 2024, management believes that the Bank met all capital adequacy requirements to which it was subject. As of June 30, 2024, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024:
Tier 1 capital (to average total assets)	$170,364	16.83%	$91,122	9.00%
June 30, 2023:
Tier 1 capital (to average total assets)	$127,099	19.61%	$58,326	9.00%

16.
Related-Party Transactions

In the ordinary course of business, the Bank has engaged, and continues to engage, in banking transactions with its directors, officers and their related parties.

At June 30, 2024, the Bank had 330,000 in outstanding loans to directors, officers and their related parties.

	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Balance, beginning of year	$532	$495
New loans and advances	—	187
Repayments	(202)	(150)
Balance, end of year	$330	$532

Deposits from directors, officers and their related parties held by the Bank at June 30, 2024 and June 30, 2023 amounted to $5.4 million and $829,000, respectively.

The Company leases three branch facilities under agreements with companies directly or indirectly affiliated with a director, as a result of the Merger. Lease expense recognized in connection with these leases since the Merger amounted to $272,000 for the year ended June 30, 2024.

17.
Fair Value Measurements and Disclosures

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Bank’s securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value other assets or liabilities on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

The Banks’ available-for-sale portfolio is carried at estimated fair value on a recurring basis, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss. The securities available-for-sale portfolio consists of U.S. government-sponsored enterprise and mortgage-backed securities. The fair values of these securities were obtained from an independent nationally recognized pricing service. The independent pricing service provided prices categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the securities.

For financial assets measured at fair value on a recurring basis as of June 30, 2024 and June 30, 2023, the fair value measurements by level within the fair value hierarchy used are as follows:

	June 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Securities available-for-sale:
Federal National Mortgage Association	$—	$—	$—	$—
Government National Mortgage Association	—	$—	—	—
Federal Home Loan Mortgage Corporation	—	—	—	—
Equity securities	25	—	—	25
Total	$25	$—	$—	$25

	June 30, 2023
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Securities available-for-sale:
Federal National Mortgage Association	$—	$20,406	$—	$20,406
Federal Home Loan Mortgage Corporation	—	15,670	—	15,670
Equity securities	24	—	—	24
Total	$24	$36,076	$—	$36,100

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at June 30, 2024 and June 30, 2023, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	June 30, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(Dollars in thousands)
Individually evaluated	$50	$—	$50	Appraisal of collateral	Selling costs	15%

	June 30, 2023
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(Dollars in thousands)
Impaired loans	$145	$—	$145	Appraisal of collateral	Selling costs	15%

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans are generally collateral dependent whose fair value is estimated through current appraisals, and adjusted as necessary by management to reflect current market conditions. Appraisals of collateral securing impaired loans are conducted by approved, qualified, and independent third-party appraisers. Such appraisals are ordered once the loan is deemed impaired, as previously described. Impaired loans are generally classified as Level 3 assets. There were no transfers between levels within the fair value hierarchy during the years ended June 30, 2024 and June 30, 2023.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2024 and June 30, 2023 were as follows:

	June 30, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$45,909	$45,909	$—	$—
Securities held-to-maturity, at amortized cost	158,325	—	131,617	—
Restricted equity securities, at cost	1,231	—	1,231	—
Loans receivable, net	731,859	—	—	696,757
Accrued interest receivable	2,695	—	2,695	—
Financial Liabilities:
Deposits	807,100	—	704,566	—
Borrowings	—	—	—	—

	June 30, 2023
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$42,449	$42,449	$—	$—
Securities held-to-maturity, at amortized cost	171,185	—	142,075	—
Restricted equity securities, at cost	726	—	726	—
Loans receivable, net	362,252	—	—	314,886
Accrued interest receivable	1,189	—	1,189	—
Financial Liabilities:
Deposits	503,917	—	429,279	—
Borrowings	20,000	—	19,883	—

18.
Condensed Financial Statements of Parent Company

Financial information pertaining to SR Bancorp, Inc. only is as follows:

June 30, 2024
(Dollars in thousands)
Assets
Cash held at Somerset Regal Bank	$2,787
Loan to Somerset Regal Bank ESOP	7,030
Other assets	411
Due from Somerset Regal Bank	521
Investment in Somerset Regal Bank	188,734
Total assets	$199,483

Equity
Shareholders' equity	199,483
Total liabilities and equity	$199,483

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2024 and 2023

Year Ended June 30, 2024
(Dollars in thousands)
Income and Expense
Interest income on ESOP loan	481
Contribution expense	(5,433)
Income before income tax expense and equity in undistributed net loss of Somerset Regal Bank	(4,952)
Income tax expense	—
Income before undistributed net loss of Somerset Regal Bank	(4,952)
Equity in undistributed net loss of Somerset Regal Bank	(5,908)
Net Loss	$(10,860)

Year Ended June 30, 2024
(Dollars in thousands)
Cash Flows From Operating Activities:
Net loss	$(10,860)
Adjustments to reconcile net loss to cash provided by operating activities:
Undistributed net loss of Somerset Regal Bank	5,908
Change in other assets	(299)
Noncash expense - contribution to Somerset Regal Bank Charitable Foundation	4,528
Net cash used in operating activities	(723)
Cash Flows From Investing Activities:
Investment in Somerset Regal Bank	(35,345)
Dividend from Somerset Regal Bank	35,500
ESOP loan	(7,606)
Principal payment received on ESOP loan	576
Cash paid for acquisition	(69,538)
Net cash used in investing activities	(76,413)
Cash Flows From Financing Activities:
Cash proceeds from issuance of common stock	79,452
Change in due from Somerset Regal Bank	471
Net cash provided from financing activities	79,923
Net increase in cash and cash equivalents	2,787
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$2,787