Form 10-Q
period 2024-09-30
SR Bancorp, Inc.
filed 2024-11-14
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, the registrant had 9,441,642 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2024 and June 30, 2024

(In thousands, except for share data, unaudited)

	September 30, 2024	June 30, 2024
	(Unaudited)
Assets
Cash and due from banks	$4,222	$8,622
Interest-bearing deposits at other banks	43,076	37,287
Total cash and cash equivalents	47,298	45,909
Securities held-to-maturity, at amortized cost	152,516	156,144
Equity securities, at fair value	27	25
Loans receivable, net of allowance for credit losses of $5,075 and $5,229, respectively	767,717	731,859
Premises and equipment, net	5,204	5,419
Right-of-use asset	2,308	2,311
Restricted equity securities, at cost	2,131	1,231
Accrued interest receivable	2,800	2,695
Bank owned life insurance	37,353	37,093
Goodwill and intangible assets	27,755	28,141
Other assets	7,851	10,017
Total assets	$1,052,960	$1,020,844
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$102,476	$108,026
Interest-bearing	716,908	699,074
Total deposits	819,384	807,100
Borrowings	20,000	—
Advance payments by borrowers for taxes and insurance	7,890	8,073
Accrued interest payable	292	149
Lease liability	2,405	2,403
Other liabilities	2,445	3,636
Total liabilities	852,416	821,361
Equity
Common stock, $0.01 par value, 55,000,000 authorized; 9,441,642 and 9,507,930 shares issued and outstanding as of September 30, 2024, and June 30, 2024, respectively	87	95
Additional paid-in capital	90,706	91,436
Retained earnings	117,572	116,205
Unearned compensation ESOP	(6,941)	(7,036)
Accumulated other comprehensive loss	(880)	(1,217)
Total stockholders' equity	200,544	199,483
Total liabilities and stockholders' equity	$1,052,960	$1,020,844

The accompanying notes are an integral part of the condensed consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For the Three Months Ended September 30, 2024 and 2023

(In thousands, except for share data, unaudited)

	Three Months Ended September 30,
	2024	2023
Interest Income
Loans, including fees	$10,286	$3,755
Securities:
Taxable	661	858
Federal funds sold	—	10
Interest bearing deposits at other banks	520	920
Total interest income	11,467	5,543
Interest Expense
Deposits:
Demand	926	47
Savings and time	2,784	1,111
Borrowings	163	240
Total interest expense	3,873	1,398
Net Interest Income	7,594	4,145
(Credit) Provision for Credit Losses	(154)	4,162
Net Interest Income After (Credit) Provision for Credit Losses	7,748	(17)
Noninterest Income
Service charges and fees	296	171
Increase in cash surrender value of bank owned life insurance	260	175
Fees and service charges on loans	56	5
Unrealized gain (loss) on equity securities	2	(3)
Realized gain (loss) on sale of investments	—	(17)
Realized gain on sale of loans	24	—
Other	163	182
Total noninterest income	801	513
Noninterest Expense
Salaries and employee benefits	3,240	4,544
Occupancy	632	237
Furniture and equipment	293	161
Data Processing	629	807
Advertising	82	57
FDIC premiums	120	83
Directors fees	92	88
Professional fees	489	854
Insurance	159	116
Telephone, postage and supplies	181	84
Other	902	5,906
Total noninterest expense	6,819	12,937
Income (Loss) Before Income Tax Expense	1,730	(12,441)
Income Tax Expense (Benefit)	363	(1,943)
Net Income (Loss)	1,367	$(10,498)
Basic earnings (loss) per share	$0.16	$(10.03)
Diluted earnings (loss) per share	$0.16	$(10.03)
Weighted average number of common shares outstanding - basic	8,806,265	1,046,251
Weighted average number of common shares outstanding - diluted	8,806,265	1,046,251

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended September 30, 2024 and 2023

(In thousands, unaudited)

	Three Months Ended September 30,
	2024	2023
Net Income (Loss)	$1,367	$(10,498)
Other Comprehensive Income (Loss)
Unrealized holding losses on securities available-for-sale, net of income tax benefit of $0 and $151, respectively	—	(447)
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax (expense) benefit of ($131) and $240, respectively	337	(616)
Total other comprehensive income (loss)	337	(1,063)
Total comprehensive income (loss)	$1,704	$(11,561)

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2024 and 2023

(In thousands, except for share data, unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, July 1, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	1,367	—	—	1,367
Other comprehensive income, net of tax	—	—	—	—	—	337	337
ESOP shares earned, 9,508 shares	—	—	(1)	—	95	—	94
Repurchase of common shares	(66,288)	(8)	(729)	—	—	—	(737)
Balance, September 30, 2024	9,441,642	$87	$90,706	$117,572	$(6,941)	$(880)	$200,544

Balance, July 1, 2023	—	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	—	(10,498)	—	—	(10,498)
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	9,507,930	95	91,491	—	—	—	91,586
Unearned ESOP shares, 760,364 shares	—	—	—	—	(7,606)	—	(7,606)
ESOP shares earned, 1,162 shares	—	—	(1)	—	11	—	10
Other comprehensive loss, net of tax	—	—	—	—	—	(1,063)	(1,063)
Balance, September 30, 2023	9,507,930	$95	$91,490	$116,567	$(7,595)	$(6,078)	$194,479

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2024 and 2023

(In thousands, except for share data, unaudited)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$1,367	$(10,498)
Adjustments to reconcile net income (loss) to net cash (used in) provided by by operating activities:
(Credit) provision for credit losses	(154)	4,162
Depreciation	297	102
Deferred income tax benefit	130	443
Accretion of acquisition fair value adjustments, net	(1,416)	(215)
Amortization of core deposit intangible asset	386	54
Net amortization of premiums and discounts on securities	55	77
Net amortization of deferred loan fees, costs and discounts	67	116
Income from cash surrender value of bank owned life insurance	(260)	(175)
Stock-based compensation expense	94	10
Unrealized (gain) loss on equity securities	(2)	3
Loss on sale of investments, net	—	17
Gain on sale of loans held for sale	(24)	—
Proceeds from sales of loans held for sale	274	—
Originations of loans held for sale	(250)	—
Noncash expense of common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528
(Increase) decrease in:
Accrued interest receivable	(105)	80
Other assets	1,909	(3,594)
Increase (decrease) in other liabilities	(579)	3,338
Net cash provided by (used in) operating activities	1,789	(1,552)
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities available-for-sale	—	12,945
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,573	4,773
Proceeds from sale of time deposits in other financial institutions	—	8,810
Net increase in loans receivable	(34,298)	(12,582)
Purchase of premises and equipment	(82)	(273)
Purchase of restricted equity securities	(900)	—
Cash paid for acquisition	—	(69,538)
Cash received from acquisition	—	55,294
Net cash used in investing activities	(31,707)	(571)
Cash Flows from Financing Activities
Net increase (decrease) in interest bearing deposits	5,957	(15,974)
Net increase in non-interest bearing deposits	6,270	17,405
Net decrease in advance payments by borrowers for taxes and insurance	(183)	(98)
Proceeds from short-term borrowings	20,000	—
Cash proceeds from issuance of common stock	—	79,452
Repurchase of common stock	(737)	—
Net cash provided by financing activities	31,307	80,785
Net increase in cash and cash equivalents	1,389	78,662
Cash and Cash Equivalents, Beginning of Period	45,909	42,449
Cash and Cash Equivalents, End of Period	$47,298	$121,111
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$3,657	$1,111
Income taxes paid	$—	$375
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	$—	$372,739
Goodwill recorded at merger	$—	$20,477
Fair value of liabilities assumed	$—	$378,972

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The condensed consolidated financial statements of SR Bancorp, Inc. (the “Company”) have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements are prepared on an accrual basis and include the accounts of the Company’s wholly-owned subsidiary, Somerset Regal Bank (the “Bank”) and its wholly-owned subsidiaries Somerset Investment Co. (the “Investment Co.”), RB Properties, LLC and Somerset Consumer Service Corp. (“SCS”). All significant intercompany accounts and transactions have been eliminated from the accompanying condensed consolidated financial statements.

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

The Consolidated Statement of Financial Condition as of September 30, 2024, the Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes in Stockholders’ Equity, and the Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023, are unaudited. The Consolidated Statement of Financial Condition as of June 30, 2024, was derived from the audited Consolidated Statement of Financial Condition as of that date.

On July 1, 2023, the Company adopted Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“ASC Topic 326”), which replaces the Company’s Allowance for Loan Losses (“ALLL”) policy under the incurred loss model, and adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, which replaces the Company’s TDR accounting model policy, which are both discussed below in Recently Adopted Accounting Standards. There have been no material changes to the Company’s significant accounting policies during the three months ended September 30, 2024.

In the opinion of management, all adjustments and disclosures which are generally routine and recurring in nature and necessary for a fair statement of interim results have been made. In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the determination of the fair value of acquired loans; the allowance for credit losses for loans and investment securities; the evaluation of goodwill for impairment; and income taxes. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with instructions for the Quarterly Report on Form 10-Q and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted from interim reporting pursuant to SEC rules. The results of operations for the three months ended September 30, 2024, are not necessarily indicative of the results which may be expected for the entire year or for any other period. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the condensed consolidated financial statements in this Quarterly Report on Form 10-Q were available to be issued. Interim financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the U.S. Securities and Exchange Commission.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Conversion, Stock Offering and Merger

The conversion of Somerset Savings Bank, SLA from the mutual to stock form of organization and related stock offering by the Company, the holding company for Somerset Savings Bank, SLA, was completed on September 19, 2023. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023.

The Company sold 9,055,172 shares of its common stock at a price of $10.00 per share, which included 760,634 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,441,642 shares of Company common stock were outstanding.

Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted into a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”). In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023. The accounts and operations of Regal Bancorp and Regal Bank are included in these consolidated financial statements since the Merger on September 19, 2023.

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed commercial bank, the Bank provides customary retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

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

Notes 4 discusses the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings. The Company's portfolio consists principally of highly rated government-sponsored agency securities.

Accounting Pronouncements Adopted

In February 2016, the FASB issued ASC 326 Leases (Topic 842), which requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with lease terms of more than 12 months. Consistent with current U.S. GAAP, the recognition, measurement and presentation of expenses and cash flows arising from a lease by the lessee will primarily depend on its classification as a finance or operating lease. However, unlike previous U.S. GAAP, which requires only capital leases to be recognized on the balance sheet, the new ASU will require both types of leases to be recognized on the balance sheet. ASC 326 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The new disclosures will include both qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. ASC 326 and all subsequent amendments (collectively, “ASC 842”) required adoption by the Company on July 1, 2022, though early adoption was permitted. The Company adopted ASC 842 during the first quarter of the fiscal year ended June 30, 2023, at which time the Company maintained only one equipment lease

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

with an initial term greater than 12 months and had determined that the impact on its consolidated financial statements was not material. Upon completion of the Merger, the Company acquired 10 operating leases for office space. As of September 30, 2024, the Company had not entered into any material leases that have not yet commenced.

The Company adopted ASC 326 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47,000, an increase in deferred tax assets of $13,000, and a decrease in retained earnings of $34,000 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for held-to-maturity securities on July 1, 2023 as the investment portfolio consisted almost entirely of highly rated government-sponsored agency securities, for which credit risk was deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

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

ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures. The FASB issued ASU 2023-02 using the Proportional Amortization Method. The amendments in this update permit exporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

were effective for fiscal years beginning after December 15, 2023, must be applied on either a modified retrospective or a retrospective basis. Historically and currently, we have no investments covered by this standard and therefore it had no impact on our financial statements.

Recent Accounting Standards Not Yet Adopted

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

Accounting Standards Update 2024-01 "Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards" ("ASU 2024-0 l") clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the "Scope" and "Scope Exceptions" sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a significant impact on our financial statements.

Accounting Standards Update 2024-02 "Codification Improvements" ("ASU 2024-02") amends the Codification to remove references to various concepts statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective January 1, 2025, and effective for the Company on July 1, 2025, and is not expected to have a significant impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through November 14, 2024, the date consolidated financial statements were available to be issued.

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp and Regal Bank, under which Regal Bancorp merged with and into the Company, with the Company as the resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Bank, which had converted to a commercial bank charter, with Somerset Bank as the surviving entity, and was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September 19, 2023 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $20.4 million and a core deposit intangible of $9.1 million. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through September 19, 2024. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As recorded by Regal Bancorp	Fair value adjustments		As recorded at acquisition
	(Dollars in thousands)
Consideration paid (3,023,369 Regal Bancorp shares at $23.00 per share)				69,538
Assets Acquired
Cash and cash equivalents	$55,294	$—		$55,294
Time deposits in other financial institutions	8,810			8,810
Securities available-for-sale, at fair value	12,487			12,487
Securities held-to-maturity, at amortized cost	2,587			2,587
Federal Home Loan Bank stock and other restricted stock	548			548
Loans receivable, net	335,971	(14,371)	(a)	321,600
Allowance for credit losses	(4,076)	4,076	(b)	—
Accrued interest receivable	1,214			1,214
Premises and equipment, net	1,570			1,570
Right-of-use asset	3,416			3,416
Goodwill	1,047	(1,047)	(c)	—
Core deposit intangible	26	9,038	(d)(e)	9,064
Deferred costs	224	(224)	(f)	—
Bank owned life insurance	7,470			7,470
Net deferred tax asset	1,634	(78)	(g)(i)	1,556
Other assets	2,430	(201)	(i)	2,229
Total assets acquired	$430,652	$(2,807)		$427,845

Liabilities assumed
Deposits	$373,174	$(1,299)	(h)	$371,875
Lease liability	3,444			3,444
Deferred compensation	1,521			1,521
Accrued expenses and other liabilities	2,132	(248)	(i)	1,884
Total liabilities assumed	$380,271	$(1,547)		$378,724
Net assets acquired				$49,121
Goodwill recorded at merger				20,417

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

During the three months ended September 30, 2023, the Company recorded one-time merger-related expenses of $3.9 million in the consolidated statements of income (loss), consisting of $2.6 million for change in control payments, $612,000 for investment banking services, $414,000 related to the termination of a data processing contract, $99,000 for legal related expenses, $42,000 for severance payments, $17,000 in other professional services and $30,000 in other miscellaneous expenses. In addition, the Company recorded a $5.4 million charitable contribution expense for the establishment of the Somerset Regal Charitable Foundation, as well as a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of loans acquired from Regal Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Regal Bank’s allowance for credit losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. At June 30, 2024, the Company finalized its review of the acquired assets and assumed liabilities and did not record any further adjustments to the carrying value.

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

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding. Unallocated ESOP shares are not deemed outstanding for earnings (loss) per share calculations. There were no potentially dilutive common stock equivalents outstanding for the three months ended September 30, 2024 and 2023.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands, except share data)
Net income (loss) applicable to common shares	$1,367	$(10,498)
Weighted average number of common shares outstanding	9,503,513	1,136,818
Less: Average unallocated ESOP shares	(697,248)	(90,567)
Weighted average number of common shares outstanding, net	8,806,265	1,046,251
Basic and diluted earnings (loss) per common share	$0.16	$(10.03)

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.
Investment Securities

The Company owned no investment securities available-for-sale at September 30, 2024 or June 30, 2024. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$93,233	$4	$(14,940)	$78,297
Federal Home Loan Mortgage Corporation	48,655	25	(7,045)	41,635
Government National Mortgage Association	262	2	—	264
Subordinated Debt	7,750	—	(1,303)	6,447
CMO	2,316	—	(140)	2,176
Foreign Government Bonds	300	—	—	300
Total	$152,516	$31	$(23,428)	$129,119

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

There were no purchases or sales of available-for sale securities in the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company acquired $20.9 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17,000 in the three months ended September 30, 2023. The Company did not purchase or sell any other available-for-sale securities during the three months ended September 30, 2023.

The amortized cost and fair value of securities held-to-maturity by contractual maturity at September 30, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	September 30, 2024
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due within 1 year	$100	$100
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	7,750	6,447
Due after 10 years	—	—
Mortgage-backed securities	144,466	122,372
Total	$152,516	$129,119

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The unrealized losses as of September 30, 2024 and June 30, 2024, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	September 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Federal National Mortgage Association	$539	$(49)	$77,405	$(14,891)	$77,944	$(14,940)
Federal Home Loan Mortgage Corporation	—	—	41,204	(7,045)	41,204	(7,045)
Subordinated Debt	—	—	6,447	(1,303)	6,447	(1,303)
CMO	—	—	2,175	(140)	2,175	(140)
Total	$539	$(49)	$127,231	$(23,379)	$127,770	$(23,428)

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Federal National Mortgage Association	$—	$—	$78,160	$(16,822)	$78,160	$(16,822)
Federal Home Loan Mortgage Corporation	—	—	41,838	(8,252)	41,838	(8,252)
Government National Mortgage Association	—	—	270	(3)	270	(3)
Subordinated Debt	—	—	6,262	(1,488)	6,262	(1,488)
CMO	—	—	2,201	(222)	2,201	(222)
Total	$—	$—	$128,731	$(26,787)	$128,731	$(26,787)

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that highly rated issues and mortgage-backed securities of U.S. government and government-sponsored agencies have a zero expected credit loss.

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net gains (losses) recognized on equity securities	$2	$(3)
Less: Net gains (losses) recognized on equity securities sold/acquired	—	—
Net unrealized gains (losses) recognized on equity securities	$2	$(3)

At September 30, 2024 and June 30, 2024, mortgage-backed securities with a carrying value of approximately $1.7 million and $1.8 million, respectively, were pledged as collateral to secure public funds on deposit. During the three months ended September 30, 2024 and 2023, there were no sales of securities held-to-maturity.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.
Loans Receivable

Loans at September 30, 2024 and June 30, 2024 are summarized as follows:

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Owner occupied commercial real estate loans	$59,229	$59,968
Other commercial real estate loans	75,415	75,782
Multi-family loans	205,929	180,364
Commercial and industrial loans	12,092	12,522
Total commercial loans	352,665	328,636
Residential mortgage loans	406,258	394,723
Consumer and other loans	11,706	11,658
Total loans	770,629	735,017
Allowance for credit losses	(5,075)	(5,229)
Deferred loan costs, net	2,163	2,071
Loans receivable, net	$767,717	$731,859

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that emphasize conservative loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At September 30, 2024, commercial loans represented 45.8% of total loans receivable, net, while residential mortgage, consumer and other loans represented 54.2%, nearly all of which is concentrated within our primary market area in New Jersey. The Company holds 96.6% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At September 30, 2024, the Company had one non-accrual commercial loan in the amount of $9,000.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(542)	(304)	(109)	(7)	664	144	(154)
Ending balance	$789	$198	$1,889	$139	$1,839	$221	$5,075
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$789	$198	$1,889	$139	$1,839	$221	$5,075
Loans Receivable:
Ending balance	$59,229	$75,415	$205,929	$12,092	$406,258	$11,706	$770,629
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$9	$—	$—	$9
Ending balance,
Collectively evaluated for impairment	$59,229	$75,415	$205,929	$12,083	$406,258	$11,706	$770,620

	Three Months Ended September 30, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	2	—	—	86	(41)	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,403	538	1,936	154	116	15	4,162
Ending balance	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Loans Receivable:
Ending balance	$60,850	$75,357	$171,427	$12,789	$362,704	$12,371	$695,498
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$144	$—	$144
Ending balance,
Collectively evaluated for impairment	$60,850	$75,357	$171,427	$12,789	$362,560	$12,371	$695,354

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	2025	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,105	$7,307	$8,134	$5,464	$1,961	$29,258	$—	$59,229
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,105	$7,307	$8,134	$5,464	$1,961	$29,258	$—	$59,229
Other Commercial Real Estate
Risk Rating
Pass	$2,839	$1,374	$3,959	$940	$1,733	$10,836	$53,734	$—	$75,415
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$2,839	$1,374	$3,959	$940	$1,733	$10,836	$53,734	$—	$75,415
Multi-Family
Risk Rating
Pass	$19,889	$28,851	$28,886	$25,569	$13,878	$8,940	$79,916	$—	$205,929
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-Family	$1,496	$28,851	$28,886	$25,569	$13,878	$8,940	$79,916	$—	$205,929
Commercial and Industrial
Risk Rating
Pass	$—	$1,035	$4,055	$2,682	$80	$1,455	$2,776	$—	$12,083
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	9	—	9
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$—	$1,035	$4,055	$2,682	$80	$1,455	$2,785	$—	$12,092
Residential Mortgage
Risk Rating
Pass	$21,322	$68,366	$54,238	$75,397	$71,638	$29,770	$85,527	$—	$406,258
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Residential Mortgage	$21,322	$68,366	$54,238	$75,397	$71,638	$29,770	$85,527	$—	$406,258
Consumer and Other
Risk Rating
Pass	$893	$1,329	$380	$798	$922	$286	$1,784	$5,314	$11,706
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$893	$1,329	$380	$798	$922	$286	$1,784	$5,314	$11,706

Gross charge-offs year to date	$—	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(Dollars in thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Other Commercial Real Estate
Risk Rating
Pass	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Multi-Family
Risk Rating
Pass	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Commercial and Industrial
Risk Rating
Pass	$1,225	$4,158	$2,722	$90	$1,470	$2,807	$—	$12,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,225	$4,158	$2,722	$90	$1,470	$2,857	$—	$12,522
Residential Mortgage
Risk Rating
Pass	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Consumer and Other
Risk Rating
Pass	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Total Loans
Pass	$102,032	$100,224	$117,337	$97,117	$54,031	$258,813	$5,413	$734,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$102,032	$100,224	$117,337	$97,117	$54,031	$258,863	$5,413	$735,017
Gross charge-offs	$—	$0	$—	$—	$0	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of September 30, 2024 and June 30, 2024.

September 30, 2024
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(Dollars in thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	9	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$9	$—	$—

June 30, 2024
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(Dollars in thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	50	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$50	$—	$—

The following tables present the classes of loans summarized by the past due status as of September 30, 2024 and June 30, 2024:

	September 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,229	$59,229
Other commercial real estate	—	—	—	—	—	75,415	75,415
Multi-family	—	—	—	—	—	205,929	205,929
Commercial and industrial	—	—	—	9	9	12,083	12,092
Residential mortgage	2,026	105	—	—	2,131	404,127	406,258
Consumer and Other	72	—	—	—	72	11,634	11,706
Total	$2,098	$105	$—	$9	$2,212	$768,417	$770,629

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

At September 30, 2024 and June 30, 2024, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

6.
Premises and Equipment

Premises and equipment at September 30, 2024 and June 30, 2024 are summarized as follows:

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Land	$926	$926
Buildings and leasehold improvements	8,963	9,181
Furniture, fixtures and equipment	5,834	5,882
Total	15,723	15,989
Accumulated depreciation	(10,519)	(10,570)
Net	$5,204	$5,419

Depreciation expense amounted to $297,000 and $102,000 for the three months ended September 30, 2024 and 2023, respectively.

7.
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

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Operating lease cost	$240	$296
Cash paid for amounts included in the measurement of lease liabilities	$234	$296

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of September 30, 2024 are as follows:

September 30, 2024	(Dollars in thousands)
2025	$906
2026	691
2027	398
2028	319
2029	246
Thereafter	—
Total future minimum lease payments	2,560
Less: imputed interest	(155)
Total	$2,405

8.
Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp, which was accounted for under FASB ASC 805, Business Combinations. In accordance with FASB ASC 805, the Company recorded $20.4 million of goodwill and $9.1 million of core deposit intangibles. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

The changes in the carrying amount of goodwill and core deposit intangibles for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Balance at beginning of period	$28,141	$—
Acquisition of Regal Bancorp	—	29,541
Amortization expense	(386)	(54)
Balance at end of period	$27,755	$29,487

As of September 30, 2024, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2025	$1,047
2026	1,167
2027	951
2028	774
2029	657
Thereafter	2,742
Total	$7,338

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.
Deposits

Deposits at September 30, 2024 and June 30, 2024 consisted of the following:

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Demand accounts:
Interest-bearing	$281,989	$252,880
Noninterest-bearing	102,476	108,026
Total demand accounts	384,465	360,906
Savings and club	156,813	173,375
Certificates of deposit	278,106	272,819
Total	$819,384	$807,100

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at September 30, 2024 and June 30, 2024 amounted to approximately $58.8 million and $55.2 million, respectively.

At September 30, 2024, the scheduled maturities of certificates of deposit are as follows:

Year ending September 30, 2025	$245,711
Year ending September 30, 2026	25,724
Year ending September 30, 2027	2,916
Year ending September 30, 2028	2,837
Year ending September 30, 2029	917
Total	$278,106

10.
Borrowings

The Company can borrow overnight funds from the FHLB under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At September 30, 2024 and June 30, 2024, the Company's maximum borrowing capacity was $100.0 million.

At September 30, 2024 and June 30, 2024, the Company's Board of Directors authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing.

At September 30, 2024, the Company had a $20.0 million outstanding borrowing comprised of an advance borrowing with the Federal Home Loan Bank of New York. At June 30, 2024, the company had no outstanding borrowings.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At September 30, 2024, total unfunded loan related commitments, including lines of credit, amounted to $64.2 million, comprised of $36.1 million for unused equity lines of credit and $28.1 million to originate and purchase loans, expiring within three months.

At June 30, 2024, total unfunded loan related commitments, including lines of credit, amounted to $72.1 million, comprised of $36.1 million for unused equity lines of credit and $36.0 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The Company recorded $41,000 and $0 expense for the three months ended September 30, 2024 and 2023, respectively. The balance for unfunded commitments was $41,000 at September 30, 2024 and $0 at June 30, 2024.

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of September 30, 2024, management believes that the Bank meets all capital adequacy requirements to which it is subject. As of September 30, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Tier 1 capital (to average total assets)	$162,081	16.06%	$90,850	9.00%
June 30, 2024:
Tier 1 capital (to average total assets)	$170,364	16.83%	$91,122	9.00%

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

For financial assets measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024, the fair value measurements by level within the fair value hierarchy used are as follows:

	September 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Equity securities	27	—	—	27
Total	$27	$—	$—	$27

	June 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(Dollars in thousands)
Equity securities	25	—	—	25
Total	$25	$—	$—	$25

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2024 and 2023.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at September 30, 2024 and June 30, 2024, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	September 30, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(Dollars in thousands)
Individually evaluated loans	$9	$—	$9	Appraisal of collateral	Selling costs	15%

	June 30, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(Dollars in thousands)
Individually evaluated loans	$50	$—	$50	Appraisal of collateral	Selling costs	15%

Fair Value of Financial Instruments not Carried at Fair Value

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,298	$47,298	$—	$—
Securities held-to-maturity, at amortized cost	152,516	—	129,119	—
Restricted equity securities, at cost	2,131	—	2,131	—
Loans receivable, net	767,717	—	—	750,674
Accrued interest receivable	2,800	—	2,800	—
Financial Liabilities:
Deposits	819,384	—	746,540	—
Borrowings	—	—	—	—

	June 30, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$45,909	$45,909	$—	$—
Securities held-to-maturity, at amortized cost	156,144	—	129,436	—
Restricted equity securities, at cost	1,231	—	1,231	—
Loans receivable, net	731,859	—	—	696,757
Accrued interest receivable	2,695	—	2,695	—
Financial Liabilities:
Deposits	807,100	—	704,566	—
Borrowings	—	—	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of September 30, 2024 and the results of operations for the three months ended September 30, 2024 and 2023 (“MD&A”) should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission, and the other information therein. The Consolidated Statements of Financial Condition as of September 30, 2024, the Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023, are unaudited. The Consolidated Statement of Financial Condition as of June 30, 2024 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024. The consolidated financial statements include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “the Bank” and “the Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Condensed Consolidated Financial Statements included elsewhere in this document.

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

During the year ended June 30, 2024, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2024. As of September 30, 2024, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at September 30, 2024 and June 30, 2024

Total Assets. Total assets increased $32.1 million, or 3.1%, to $1.05 billion at September 30, 2024 from $1.02 billion at June 30, 2024. The increase was primarily driven by new loan originations, resulting in a net increase of $35.9 million in loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.4 million, or 3.0%, to $47.3 million at September 30, 2024 from $45.9 million at June 30, 2024 due to the increases in deposits and borrowings.

Securities. Securities held-to-maturity decreased $3.6 million, or 2.3%, to $152.5 million at September 30, 2024 from $156.1 million at June 30, 2024. The decrease was primarily due to principal repayments and maturities.

Loans. Loans receivable, net, increased $35.9 million, or 4.9%, to $767.7 million at September 30, 2024 from $731.9 million at June 30, 2024, primarily due to a $25.6 million, or 14.2%, increase in multi-family loans and a $11.5 million, or 2.9%, increase in residential mortgage loans. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 45.8% of loans at September 30, 2024. For further information about our loans, see "Lending Activities" below.

Bank Owned Life Insurance. Bank owned life insurance increased $260,000, or 0.7%, to $37.4 million at September 30, 2024 from $37.1 million at June 30, 2024.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the Merger totaled $27.8 million at September 30, 2024 compared to $28.1 million at June 30, 2024. The decrease was due to the amortization of the core deposit intangible.

Total Liabilities. Total liabilities increased $31.1 million, or 3.8%, to $852.4 million at September 30, 2024 from $821.4 million at June 30, 2024. The increase was primarily due to a $20.0 million advance borrowing with the Federal Home Loan Bank of New York and a $12.7 million increase in deposits.

Deposits. Deposits increased $12.3 million, or 1.5%, to $819.4 million at September 30, 2024 from $807.1 million at June 30, 2024 due primarily to increases in interest-bearing checking accounts that offset decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. At September 30, 2024, $102.5 million, or 12.5%, of total deposits consisted of noninterest-bearing deposits. At September 30, 2024, $137.6 million, or 16.8%, of total deposits were uninsured.

Borrowings. During the three months ended September 30, 2024, the Bank borrowed $20.0 million from the Federal Home Loan Bank of New York to provide for additional liquidity in order to fund new loans. Such borrowing remained outstanding at September 30, 2024. At June 30, 2024, there were no outstanding borrowings.

Total Equity. Total equity increased $1.1 million, or 0.5%, to $200.5 million at September 30, 2024 from $199.5 million at June 30, 2024. The increase was primarily due to net earnings of $1.4 million and a decrease in accumulated other comprehensive loss related to the funded status of the Company's pension plan of $337,000, or 27.7%, partially offset by a decrease of $737,000 due to the repurchase of 66,288 shares of Company common stock.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, we have had a significant portion of our loan portfolio concentrated in residential loans, including one- to four-family residential loans. The Merger greatly expanded our commercial loan portfolio and commercial lending capabilities. At September 30, 2024, residential mortgage loans comprised 52.7% of our total loan portfolio and commercial loans comprised 45.8%, which largely consisted of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	September 30, 2024		June 30, 2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner occupied commercial real estate loans	$59,229	7.68%	$59,968	8.16%
Other commercial real estate loans	75,415	9.79%	75,782	10.31%
Multi-family loans	205,929	26.72%	180,364	24.54%
Commercial and industrial loans	12,092	1.57%	12,522	1.70%
Total commercial loans	352,665	45.76%	328,636	44.71%
Residential mortgage loans	406,258	52.72%	394,723	53.70%
Consumer and other loans	11,706	1.52%	11,658	1.59%
Total loans	770,629	100.00%	735,017	100.00%
Allowance for credit losses	(5,075)		(5,229)
Net deferred loan origination fees	2,163		2,071
Loans, net	$767,717		$731,859

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$1,647	$—	$593	$3,460	$53	$6,078	$11,831
After one through five years	762	7,290	20,554	2,228	7,216	1,009	39,059
After five through 15 years	16,834	26,341	88,104	3,491	82,034	3,917	220,721
More than 15 years	39,986	41,784	96,678	2,913	316,955	702	499,018
Total	$59,229	$75,415	$205,929	$12,092	$406,258	$11,706	$770,629

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at September 30, 2024 that are contractually due after September 30, 2025.

	Due After September 30, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)
Owner occupied commercial real estate loans	$—	$57,582	$57,582
Other commercial real estate loans	—	75,415	75,415
Multi-family loans	—	205,336	205,336
Commercial and industrial loans	—	8,632	8,632
Total commercial loans	$—	$346,965	$346,965
Residential mortgage loans	317,220	88,985	406,205
Consumer and other loans	2,904	2,724	5,628
Total loans	$320,124	$438,674	$758,798

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	September 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,229	$59,229
Other commercial real estate	—	—	—	—	—	75,415	75,415
Multi-family	—	—	—	—	—	205,929	205,929
Commercial and industrial	—	—	—	9	9	12,083	12,092
Residential mortgage	2,026	105	—	—	2,131	404,127	406,258
Consumer and Other	72	—	—	—	72	11,634	11,706
Total	$2,098	$105	$—	$9	$2,212	$768,417	$770,629

	June 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(Dollars in thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. The Bank had no loan modifications to borrowers experiencing financial difficulty as of September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage loans	$—	$—
Commercial loans	9	50
Total non-accrual loans	9	50
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	9	50
Real estate owned	—	—
Total non-performing assets	$9	$50
Total non-performing loans to total loans	0.00%	0.01%
Total non-accrual loans to total loans	0.00%	0.01%
Total non-performing assets to total assets	0.00%	0.00%

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb credit losses that are both probable and reasonably estimable. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K as of and for the year ended June 30, 2024. The allowance for credit losses as of September 30, 2024 and June 30, 2024 was maintained at levels that represents management’s best estimate of losses in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	Three Months Ended September 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(542)	(304)	(109)	(7)	664	144	(154)
Ending balance	$789	$198	$1,889	$139	$1,839	$221	$5,075
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$789	$198	$1,889	$139	$1,839	$221	$5,075
Loans Receivable:
Ending balance	$59,229	$75,415	$205,929	$12,092	$406,258	$11,706	$770,629
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$9	$—	$—	$9
Ending balance,
Collectively evaluated for impairment	$59,229	$75,415	$205,929	$12,083	$406,258	$11,706	$770,620

	Three Months Ended September 30, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(Dollars in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	2	—	—	86	(41)	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,403	538	1,936	154	116	15	4,162
Ending balance	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Loans Receivable:
Ending balance	$60,850	$75,357	$171,427	$12,789	$362,704	$12,371	$695,498
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$144	$—	$144
Ending balance,
Collectively evaluated for impairment	$60,850	$75,357	$171,427	$12,789	$362,560	$12,371	$695,354

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

	September 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(Dollars in thousands)
Owner occupied commercial real estate loans	$789	15.55%	7.68%	0.10%
Other commercial real estate loans	198	3.90	9.79	0.03
Multi-family loans	1,889	37.22	26.72	0.24
Commercial and industrial loans	139	2.74	1.57	0.02
Residential mortgage loans	1,839	36.24	52.72	0.24
Consumer and other loans	221	4.35	1.52	0.03
Total allocated allowance	5,075	100.00%	100.00%	0.66%
Unallocated	—
Total	$5,075
Allowance to non-performing loans	56388.89%
Allowance to total loans outstanding at the end of the year	0.66%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(Dollars in thousands)
Owner occupied commercial real estate loans	$1,331	25.46%	8.16%	0.18%
Other commercial real estate loans	502	9.60	10.31	0.07
Multi-family loans	1,998	38.21	24.54	0.27
Commercial and industrial loans	146	2.79	1.70	0.02
Residential mortgage loans	1,175	22.47	53.70	0.16
Consumer and other loans	77	1.47	1.59	0.01
Total allocated allowance	5,229	100.00%	100.00%	0.71%
Unallocated	—
Total	$5,229
Allowance to non-performing loans	10458.00%
Allowance to total loans outstanding at the end of the year	0.71%
Net (charge-offs) recoveries to average loans outstanding during the year	—

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

At September 30, 2024 and June 30, 2024, our investment portfolio consisted solely of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The amortized cost and approximate fair values of securities held-to-maturity at September 30, 2024 and June 30, 2024 are as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$93,233	$4	$(14,940)	$78,297
Federal Home Loan Mortgage Corporation	48,655	25	(7,045)	41,635
Government National Mortgage Association	262	2	—	264
Subordinated Debt	7,750	—	(1,303)	6,447
CMO	2,316	—	(140)	2,176
Foreign Government Bonds	300	—	—	300
Total	$152,516	$31	$(23,428)	$129,119

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis at September 30, 2024:

	September 30, 2024
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Due within one year	$100	$100	2.50%
Due after one year through five years	200	200	3.13%
Due after five years through ten years	7,750	6,447	3.10%
Due after ten years	—	—
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	141,888	119,933	1.66%
Issued by GNMA	262	264	4.87%
CMO	2,316	2,175	2.50%
Total	$152,516	$129,119

For additional information regarding our investment securities portfolio, see Note 4 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At September 30, 2024 and June 30, 2024, we also held $34.5 million and $22.2 million, respectively, of accounts from a variety of local municipal relationships. At September 30, 2024 and June 30, 2024, we had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	September 30, 2024			June 30, 2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$102,476	12.51%	—%	$108,026	13.39%	—%
Interest-bearing deposits	281,989	32.94	1.73	252,880	31.33	1.13
Savings and club accounts	156,813	19.14	0.06	173,375	21.48	0.07
Time deposits	278,106	33.94	3.91	272,819	33.80	3.81
Total	$819,384	100.00%		$807,100	100.00%

As of September 30, 2024 and June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $137.6 million and $109.7 million, respectively. In addition, as of September 30, 2024 and June 30, 2024, the aggregate amount of all our uninsured certificates of deposit was $24.0 million and $21.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Maturity Period:
Three months or less	$5,777	$4,050
Over three through six months	4,900	5,733
Over six through twelve months	11,801	8,813
Over twelve months	1,566	3,351
Total	$24,044	$21,947

Comparison of Operating Results for the three months ended September 30, 2024 and 2023

General. Net income increased $11.9 million to $1.4 million for the three months ended September 30, 2024 from a net loss of $10.5 million for the three months ended September 30, 2023. Net income for the three months ended September 30, 2024 included $1.0 million of net accretion income related to fair value adjustments resulting from the Merger. The net loss for the three months ended September 30, 2023 included $3.9 million of merger-related costs, a $4.2 million provision for credit losses related to the Merger and a $5.4 million charitable contribution, offset by $161,000 of net accretion income related to the fair value adjustments. Excluding these items, net income would have been $586,000 for the three months ended September 30, 2023.

Interest Income. Interest income increased $5.9 million, or 106.9%, to $11.5 million for the three months ended September 30, 2024 from $5.5 million for the three months ended September 30, 2023 primarily due to a 163 basis point increase in the yield on interest-earning assets and a $343.2 million increase in the average balance of loans. The increase resulted from a $6.5 million, or 173.9%, increase in interest income on loans due to the increased size of the loan portfolio as a result of the Merger as well as a higher average yield on the loan portfolio due to higher market rates and an increased proportion of higher-yielding commercial real estate loans, offset by a $197,000 decrease in interest income on securities, and a $410,000 decrease in interest income from other interest-earnings assets. The decrease in interest income on securities was due to a $48.8 million decrease in the average balance of securities resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of a balance sheet repositioning. The decrease in interest income from other interest-earning assets was due to a decrease in the average balance of those assets of $36.9 million, or 44.1%, which were used primarily to originate new loans.

Interest Expense. Interest expense increased $2.5 million or 177.0%, to $3.9 million for the three months ended September 30, 2024 from $1.4 million for the three months ended September 30, 2023 due to a $2.6 million increase in interest expense on deposits, offset in part by a $77,000 decrease in interest expense on borrowings. The decrease in interest expense was due to a $20.0 million borrowing with the Federal Home Loan Bank being outstanding for only a portion of the three months ended September 30, 2024 compared to a $20.0 million Federal Reserve advance being outstanding for the full three months ended September 30, 2023, offset by a higher rate on the Federal Home Loan Bank borrowing. Interest expense on interest-bearing demand deposits increased $879,000 due to an increase of $132.9 million in the average balance and an increase of 123 basis points in the cost of interest-bearing deposits to 1.36% for the three months ended September 30, 2024 from 0.13% for the three months ended September 30, 2023. Interest expense on certificates of deposit increased $1.7 million as the average rate on certificates of deposit increased 152 basis points to 3.99% for the three months ended September 30, 2024 from 2.47% for the three months ended September 30, 2023 due to the highly competitive interest rate environment in our market area. The average balance of certificates of deposit also increased $100.9 million, or 57.3%, to $276.9 million for the three months ended September 30, 2024 from $176.1 million for the three months ended September 30, 2023.

Net Interest Income. Net interest income increased $3.4 million, or 83.2%, to $7.6 million for the three months ended September 30, 2024 from $4.1 million for the three months ended September 30, 2023. Net interest rate spread increased 58 basis points to 2.70% for the three months ended September 30, 2024 from 2.12% for the three months ended September 30, 2023. Net interest margin increased 80 basis points to 3.21% for the three months ended September 30, 2024 from 2.41% for the three months ended September 30, 2023. Net interest-earning assets increased $41.8 million, or 23.0%, to $223.5 million for the three months ended September 30, 2024 from $181.7 million for the three months ended September 30, 2023. The increases in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing at a slower rate than the yield on interest-earning assets.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $67,000 and $24,000 for the three months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(Dollars in thousands)
Interest-earning assets:
Loans	$748,834	$10,286	5.49%	$405,616	$3,755	3.70%
Securities	157,112	661	1.68%	205,866	858	1.67%
Other	40,441	520	5.14%	76,731	930	4.85%
Total interest-earning assets	946,387	11,467	4.85%	688,214	5,543	3.22%
Noninterest-earning assets	90,814			43,380
Total assets	$1,037,201			$731,594
Interest-bearing liabilities:
Savings and club accounts	$160,662	23	0.06%	$169,819	24	0.06%
Interest-bearing demand accounts	273,235	926	1.36%	140,341	47	0.13%
Certificates of deposit	276,934	2,761	3.99%	176,075	1,087	2.47%
Total interest-bearing deposits	710,831	3,710	2.09%	486,235	1,158	0.95%
Federal Home Loan Bank advances	12,043	163	5.41%	—	—	—
Other borrowings	—	—	—	20,306	240	4.73%
Total interest-bearing liabilities	722,874	3,873	2.14%	506,540	1,398	1.10%
Noninterest-bearing deposits	104,448			79,442
Other noninterest-bearing liabilities	12,334			15,986
Total liabilities	839,656			601,968
Equity	197,545			129,626
Total liabilities and equity	$1,037,201			$731,594
Net interest income		$7,594			$4,145
Net interest rate spread			2.70%			2.12%
Net interest-earning assets (2)	$223,512			$181,673
Net interest margin (3)			3.21%			2.41%
Average interest-earning assets to interest- bearing liabilities	130.92%			135.87%

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

	Three Months Ended September 30,
	2024 vs. 2023
	Increase (Decrease)
	Volume	Rate	Total Change
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,177	$3,354	$6,531
Securities	(203)	6	(197)
Other	(440)	30	(410)
Total interest-earning assets	2,534	3,390	5,924
Interest-bearing liabilities:
Savings and club accounts	(1)	—	(1)
Interest-bearing accounts	45	834	879
Certificates of deposit	623	1,051	1,674
Federal Home Loan Bank advances	—	163	163
Other borrowings	(240)	—	(240)
Total interest-bearing liabilities	426	2,049	2,475
Change in net interest income	$2,108	$1,341	$3,449

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

The Bank recorded a recovery for credit losses of $154,000 for the three months ended September 30, 2024 as compared to a provision for credit losses of $4.2 million for the three months ended September 30, 2023, as a full reserve was required to be established on the Regal Bank loan portfolio in connection with the Merger. The recovery reflects updates made to model assumptions in the calculation of the Bank's allowance for credit losses to reflect the change in the loan composition following the Merger. The Bank had no charge-offs for the three months ended September 30, 2024 and $9,000 of non-performing loans at September 30, 2024 compared to no charge-offs for the three months ended September 30, 2023 and $144,000 of non-performing loans at September 30, 2023. The Bank’s allowance for credit losses as a percentage of total loans was 0.66% at September 30, 2024 compared to 0.77% at September 30, 2023.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$296	$171	$125	73.1%
Increase in cash surrender value of bank- owned life insurance	260	175	85	48.6%
Fees and service charges on loans	56	5	51	1020.0%
Unrealized gain (loss) on equity securities	2	(3)	5	(166.7)%
Realized loss on sale of securities	—	(17)	17	(100.0)%
Gain on sale of loans	24	—	24	100.0%
Other	163	182	(19)	(10.4)%
Total noninterest income	$801	$513	$288	56.1%

Noninterest income increased $288,000, or 56.1%, to $801,000 for the three months ended September 30, 2024 from $513,000 for the three months ended September 30, 2023, primarily as a result of an increase of $125,000 in service charges and fees, due to the increase in volume as a result of the Merger, as well as an increase of $85,000 in the cash surrender value of bank owned life insurance, resulting from an increase in the average balance of the related assets.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended September 30,		Change
	2024	2023	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$3,240	$4,544	$(1,304)	(28.7)%
Occupancy	632	237	395	166.7%
Furniture and equipment	293	161	132	82.0%
Data processing	629	807	(178)	(22.1)%
Advertising	82	57	25	43.9%
Federal deposit insurance premiums	120	83	37	44.6%
Directors fees	92	88	4	4.5%
Professional fees	489	854	(365)	(42.7)%
Insurance	159	116	43	37.1%
Telephone, postage and supplies	181	84	97	115.5%
Other expenses	902	5,906	(5,004)	(84.7)%
Total noninterest expense	$6,819	$12,937	$(6,118)	(47.3)%

Noninterest expense decreased $6.1 million, or 47.3%, to $6.8 million for the three months ended September 30, 2024 from $12.9 million for the three months ended September 30, 2023, primarily as a result of a $5.4 million charitable contribution one-time charge during the three months ended September 30, 2023, as well as a $1.3 million, or 28.7%, decrease in salaries and employee benefits resulting from one-time change in control payments incurred during the three months ended September 30, 2023.

Income Tax Expense. The provision for income taxes was $363,000 for the three months ended September 30, 2024, compared to a tax benefit of $1.9 million for the three months ended September 30, 2023. The Bank’s effective tax rate was 21.0% for the three months ended September 30, 2024 compared to 15.6% for the three months ended September 30, 2023, respectively, reflecting lower state income tax liabilities due to the application of net operating loss carryforwards and a lower state income tax rate applied to the net investment income derived by Somerset Regal Bank’s investment company subsidiary.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing transaction deposit accounts;
•
rebalancing our loan portfolio through the Merger to include higher-yielding, shorter-term commercial real estate loans;
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

The table below sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(Dollars in thousands)
+200	$166,565	$36,253	(17.87)%
+100	187,705	15,113	(7.45)%
—	202,818	—	—
-100	212,247	9,429	4.65%
-200	215,998	13,180	6.50%
-300	218,552	15,734	7.76%
-400	223,428	20,611	10.16%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 17.87% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 6.50% increase in EVE.

Change in Net Interest Income. The following table sets forth, at September 30, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2024
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(Dollars in thousands)
+200	$27,845	$(2,492)	$31,854	$(1,484)
+100	30,582	245	34,303	965
—	30,336	—	33,338	—
-100	29,394	(942)	30,803	(2,535)
-200	28,323	(2,014)	27,926	(5,411)
-300	27,106	(3,231)	24,849	(8,489)
-400	26,043	(4,294)	22,257	(11,081)

The table above indicates that at September 30, 2024, we would have experienced an 8.21% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 6.64% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At September 30, 2024, this ratio was 5.8% We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2024.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2024, cash and cash equivalents totaled $47.3 million.

At September 30, 2024, we had $64.2 million in outstanding loan commitments and $36.1 million of unused lines of credit. Certificates of deposit due within one year of September 30, 2024 totaled $245.7 million, or 88.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after September 30, 2024. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the three months ended September 30, 2024, we originated $37.7 million of loans and purchased $14.2 million. We had no purchases of securities classified as held-to-maturity during the three months ended September 30, 2024.

Financing activities consist primarily of activity in deposit accounts. Deposits increased $12.3 million, or 1.5%, to $819.4 million at September 30, 2024 from $807.1 million at June 30, 2024 due primarily to increases in interest-bearing checking accounts that offset decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area.

We had outstanding borrowings of $20.0 million as of September 30, 2024. At June 30, 2024, there were no outstanding borrowings.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2024, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2024. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended September 30, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

July 1 - July 31, 2024	$—	$—	$—
August 1 - August 31, 2024	—	—	—
September 1 - September 30, 2024	66,288	11.11	66,288	884,505
Three months ended September 30, 2024	66,288	$11.11	66,288

(1)
On September 20, 2024, the Company announced it has adopted a program to repurchase up to 950,793 shares of its common stock, which is approximately 10% of its outstanding common stock. Shares may be repurchased in open market or private transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be made in accordance with Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period. The program will expire on September 19, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023)
3.2	Amended and Restated Bylaws of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SR Bancorp, Inc.

Date: November 14, 2024	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: November 14, 2024	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer