Form 10-Q
period 2024-12-31
SR Bancorp, Inc.
filed 2025-02-14
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 10, 2025, the registrant had 9,239,130 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2024 and June 30, 2024

(In thousands, except for share data, unaudited)

	December 31, 2024	June 30, 2024

Assets
Cash and due from banks	$4,408	$8,622
Interest-bearing deposits at other banks	49,018	37,287
Total cash and cash equivalents	53,426	45,909
Securities held-to-maturity, at amortized cost	148,811	156,144
Equity securities, at fair value	30	25
Loans receivable, net of allowance for credit losses of $5,087 and $5,229, respectively	775,751	731,859
Premises and equipment, net	5,100	5,419
Right-of-use asset	2,131	2,311
Restricted equity securities, at cost	2,581	1,231
Accrued interest receivable	2,874	2,695
Bank owned life insurance	37,617	37,093
Goodwill and intangible assets	27,388	28,141
Other assets	8,796	10,017
Total assets	$1,064,505	$1,020,844
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$94,977	$108,026
Interest-bearing	729,104	699,074
Total deposits	824,081	807,100
Borrowings	30,000	—
Advance payments by borrowers for taxes and insurance	7,819	8,073
Accrued interest payable	252	149
Lease liability	2,227	2,403
Other liabilities	1,981	3,636
Total liabilities	866,360	821,361
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 9,255,948 and 9,507,930 shares issued and outstanding as of December 31, 2024, and June 30, 2024, respectively	93	95
Additional paid-in capital	87,567	91,436
Retained earnings	118,593	116,205
Unearned compensation ESOP	(6,846)	(7,036)
Accumulated other comprehensive loss	(1,262)	(1,217)
Total stockholders' equity	198,145	199,483
Total liabilities and stockholders' equity	$1,064,505	$1,020,844

The accompanying notes are an integral part of the condensed consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For the Three and Six Months Ended December 31, 2024 and 2023

(In thousands, except for share data, unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Interest Income
Loans, including fees	$10,438	$10,186	$20,724	$13,941
Securities:
Taxable	586	852	1,247	1,710
Federal funds sold	—	71	—	81
Interest bearing deposits at other banks	521	1,177	1,041	2,097
Total interest income	11,545	12,286	23,012	17,829
Interest Expense
Deposits:
Demand	1,243	335	2,168	382
Savings and time	2,768	2,692	5,552	3,803
Borrowings	295	240	459	480
Total interest expense	4,306	3,267	8,179	4,665
Net Interest Income	7,239	9,019	14,833	13,164
Provision (Credit) for Credit Losses	12	(107)	(142)	4,055
Net Interest Income After Provision (Credit) for Credit Losses	7,227	9,126	14,975	9,109
Noninterest Income
Service charges and fees	256	212	552	383
Increase in cash surrender value of bank owned life insurance	264	233	524	408
Fees and service charges on loans	37	6	93	11
Unrealized gain on equity securities	3	5	5	2
Realized gain on sale of investments	—	31	—	14
Realized gain on sale of loans	28	—	51	—
Other	39	(122)	54	60
Total noninterest income	627	365	1,279	878
Noninterest Expense
Salaries and employee benefits	3,366	3,875	6,606	8,419
Occupancy	492	665	1,124	902
Furniture and equipment	285	228	578	389
Data Processing	461	634	1,089	1,441
Advertising	85	72	167	129
FDIC premiums	120	145	240	228
Directors fees	101	97	194	185
Professional fees	467	564	956	1,418
Insurance	159	108	318	224
Telephone, postage and supplies	191	97	372	181
Other	782	991	1,535	6,897
Total noninterest expense	6,509	7,476	13,179	20,413
Income (Loss) Before Income Tax Expense (Benefit)	1,345	2,015	3,075	(10,426)
Income Tax Expense (Benefit)	324	408	687	(1,535)
Net Income (Loss)	$1,021	$1,607	$2,388	$(8,891)
Basic earnings (loss) per share	$0.12	$0.18	$0.27	$(1.81)
Diluted earnings (loss) per share	$0.12	$0.18	$0.27	$(1.81)
Weighted average number of common shares outstanding - basic	8,588,096	8,767,897	8,696,412	4,907,229
Weighted average number of common shares outstanding - diluted	8,590,981	8,767,897	8,697,854	4,907,229

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Six Months Ended December 31, 2024 and 2023

(In thousands, unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Income (Loss)	$1,021	$1,607	$2,388	$(8,891)
Other Comprehensive Income (Loss)
Unrealized holding gains on securities available-for- sale arising during the year 2023, net of income tax expense of $(448) and $(297), respectively	—	1,274	—	827
Change in defined pension plan for unrealized actuarial (losses) gains net of income tax (expense) benefit of $149, $(114), $18 and $126, respectively	(382)	293	(45)	(323)
Total other comprehensive (loss) income	(382)	1,567	(45)	504
Total comprehensive income (loss)	$639	$3,174	$2,343	$(8,387)

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2024 and 2023

(In thousands, except for share data, unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2024	9,441,642	$87	$90,706	$117,572	$(6,941)	$(880)	$200,544
Net income	—	—	—	1,021	—	—	1,021
Other comprehensive (loss), net of tax	—	—	—	—	—	(382)	(382)
ESOP shares earned, 9,508 shares	—	—	13	—	95	—	108
Repurchase of common shares	(280,769)	5	(3,185)	—	—	—	(3,180)
Restricted stock awards issued	95,075	1	(1)				—
Stock-based compensation	—		34				34
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145

Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	2,388	—	—	2,388
Other comprehensive (loss), net of tax	—	—	—	—	—	(45)	(45)
ESOP shares earned, 19,016 shares	—	—	12	—	190	—	202
Repurchase of common shares	(347,057)	(3)	(3,914)	—	—	—	(3,917)
Restricted stock awards issued	95,075	1	(1)	—	—	—	—
Stock-based compensation	—	—	34	—	—	—	34
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145

Balance, September 30, 2023	9,507,930	$95	$91,490	$116,567	$(7,595)	$(6,078)	$194,479
Net income	—	—	—	1,607	—	—	1,607
Other comprehensive income, net of tax	—	—	—	—	—	1,567	1,567
ESOP shares earned, 36,870 shares	—	—	(41)	—	369	—	328
Balance, December 31, 2023	9,507,930	$95	$91,449	$118,174	$(7,226)	$(4,511)	$197,981

Balance, June 30, 2023	—	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	—	(8,891)	—	—	(8,891)
Other comprehensive income, net of tax	—	—	—	—	—	504	504
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	9,507,930	95	91,491	—	—	—	91,586
Unearned ESOP shares, 760,364 shares	—	—	—	—	(7,606)	—	(7,606)
ESOP shares committed for allocation to participants, 38,032 shares	—	—	(42)	—	380	—	338
Balance, December 31, 2023	9,507,930	$95	$91,449	$118,174	$(7,226)	$(4,511)	$197,981

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2024 and 2023

(In thousands, except for share data, unaudited)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net income (loss)	$2,388	$(8,891)
Adjustments to reconcile net income to net cash provided by operating activities: by operating activities:
(Credit) provision for credit losses	(142)	4,055
Depreciation	502	299
Deferred income tax benefit	(18)	(2,030)
Accretion of acquisition fair value adjustments, net	(2,574)	(2,091)
Amortization of core deposit intangible asset	753	509
Net amortization of premiums and discounts on securities	106	148
Net amortization of deferred loan fees, costs and discounts	168	250
Income from cash surrender value of bank owned life insurance	(524)	(408)
Stock-based compensation expense	236	338
Unrealized gain on equity securities	(5)	(2)
Gain on sale of investments, net	—	(14)
Gain on sale of loans held for sale	(51)	—
Proceeds from sales of loans held for sale	575	—
Originations of loans held for sale	(524)	—
Noncash expense of common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528
(Increase) decrease in:
Accrued interest receivable	(179)	(145)
Other assets	1,438	200
(Decrease) increase in other liabilities	(1,792)	767
Net cash provided by (used in) operating activities	357	(2,487)
Cash Flows from Investing Activities
Proceeds from sales, maturities, and principal repayments of securities available-for-sale	—	14,889
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	7,227	8,437
Proceeds from sale of time deposits in other financial institutions	—	8,810
Net increase in loans receivable	(41,251)	(13,564)
Purchase of premises and equipment	(183)	(314)
Purchase of restricted equity securities	(1,350)	—
Cash paid for acquisition	—	(69,538)
Cash received from acquisition	—	55,294
Net cash used in investing activities	(35,557)	4,014
Cash Flows from Financing Activities
Net increase (decrease) in interest bearing deposits	29,937	(27,068)
Net decrease in non-interest bearing deposits	(13,049)	(5,970)
Net decrease in advance payments by borrowers for taxes and insurance	(254)	(152)
Net increase in short-term borrowings	30,000	—
Cash proceeds from issuance of common stock	—	79,452
Repurchase of common stock	(3,917)	—
Net cash provided by financing activities	42,717	46,262
Net increase in cash and cash equivalents	7,517	47,789
Cash and Cash Equivalents, Beginning of Period	45,909	42,449
Cash and Cash Equivalents, End of Period	$53,426	$90,238
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$7,651	$1,111
Income taxes paid	100	375
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	—	372,551
Goodwill recorded at merger	—	20,417
Fair value of liabilities assumed	—	378,724
Fair value of 452,758 common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528

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

The Consolidated Statement of Financial Condition as of December 31, 2024, the Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended December 31, 2024 and 2023, and the Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023, are unaudited. The Consolidated Statement of Financial Condition as of June 30, 2024 was derived from the audited Consolidated Statement of Financial Condition as of that date.

On July 1, 2023, the Company adopted Accounting Standards Codification Topic 326: Financial Instruments – Credit Losses (“ASC Topic 326”), which replaces the Company’s Allowance for Loan Losses policy under the incurred loss model, and adoption of ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings (“TDR”) and Vintage Disclosures, which replaces the Company’s TDR accounting model policy, which are both discussed below in Recently Adopted Accounting Standards. There have been no material changes to the Company’s significant accounting policies during the three and six months ended December 31, 2024.

In the opinion of management, all adjustments and disclosures which are generally routine and recurring in nature and necessary for a fair statement of interim results have been made. In preparing the unaudited condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the Consolidated Statements of Financial Condition and results of operations for the periods indicated. Material estimates that are particularly susceptible to change are: the allowance for credit losses; the evaluation of goodwill for impairment; and the valuation of our deferred tax. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are deemed necessary. While management uses its best judgment, actual results could differ from those estimates.

The interim unaudited condensed consolidated financial statements included herein have been prepared in accordance with instructions for the Quarterly Report on Form 10-Q and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP and industry practice have been condensed or omitted from interim reporting pursuant to SEC rules. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results which may be expected for the entire year or for any other period. The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the condensed consolidated financial statements in this Quarterly Report on Form 10-Q were available to be issued. Interim financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC.

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

Notes 4 discusses the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings. The Company's portfolio consists principally of highly-rated government-sponsored agency securities.

Accounting Pronouncements Adopted

The Company adopted ASC 2016-13, "Financial Instruments - Credit Losses (Topic 326)", ASC 326 on July 1, 2023. The transition to the new ASU resulted in a cumulative effect adjustment to the allowance for credit losses of $47,000, an increase in deferred tax assets of $13,000, and a decrease in retained earnings of $34,000 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for held-to-maturity securities on July 1, 2023 as the investment portfolio consisted almost entirely of highly rated government-sponsored agency securities, for which credit risk was deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods.

The following table below presents the impact of ASC 326 on the consolidated balance sheet:

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	July 1, 2023
	As reported under ASC 326	Pre-ASC 326	Impact of ASC 326
	(In thousands)
Assets
ACL on loans:
Other commercial real estate	(4)	(4)	—
Residential	(1,066)	(1,039)	(27)
Consumer	(93)	(73)	(20)
Total ACL on loans	$(1,163)	$(1,116)	$(47)

Deferred income taxes	$1,971	$1,958	$13

Liabilities
Liability for credit losses for unfunded commitments	$—	$—	$—

Shareholders' equity
Retained earnings	$127,065	$127,099	$(34)

In March 2022, the FASB issued ASU No. 2022-02, "Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures". This standard eliminates the recognition and measurement guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU No. 2022-02 was effective for the Company on July 1, 2023.

Recent Accounting Standards Not Yet Adopted

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and is not expected to have a material impact on our financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements and is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-01, "Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"), clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the "Scope" and "Scope Exceptions" sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective January 1, 2025, including interim periods, and is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-02, "Codification Improvements" ("ASU 2024-02"), amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company on July 1, 2025, and is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" ("ASU 2024-03"), requires additional expense disclosures by public entities in the notes to the financial statements. ASU 2024-03 outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization, selling costs and depreciation. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued Accounting Standards Update 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date" ("ASU 2025-01"), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on our consolidated financial statements and is not expected to have a material impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through February 14, 2025, the date consolidated financial statements were available to be issued.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of September 19, 2023 based on management’s best estimate using the information available as of the merger date. The application of the acquisition method of accounting resulted in the recognition of goodwill of $20.4 million and a core deposit intangible of $9.1 million. Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which ran through September 19, 2024. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The following table sets forth assets acquired and liabilities assumed in the acquisition of Regal Bancorp, at their estimated fair values as of the closing date of the transaction:

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	As recorded by Regal Bancorp	Fair value adjustments		As recorded at acquisition
	(In thousands)
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

During the six months ended December 31, 2023, the Company recorded one-time merger-related expenses of $3.9 million in the consolidated statements of income (loss), consisting of $2.6 million for change in control payments, $612,000 for investment banking services, $414,000 related to the termination of a data processing contract, $99,000 for legal related expenses, $42,000 for severance payments, $17,000 in other professional services and $30,000 in other miscellaneous expenses. In addition, the Company recorded a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

The fair value of loans acquired from Regal Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by weighted-average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options and vested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$1,021	$1,607	$2,388	$(8,891)
Weighted average common shares outstanding used to calculate basic earnings per common share	8,588,096	8,767,897	8,696,412	4,907,229
Add: Dilutive effect of common stock equivalents	2,885	—	1,442	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	8,590,981	8,767,897	8,697,854	4,907,229
Basic income (loss) per common share	$0.12	$0.18	$0.27	$(1.81)
Diluted income (loss) per common share	$0.12	$0.18	$0.27	$(1.81)
Number of common stock equivalents excluded from the calculation of diluted earnings as they are anti-dilutive include stock options for the three and six months ended December 31, 2024.	237,695	—	237,695	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.
Investment Securities

The Company owned no investment securities available-for-sale at December 31, 2024 or June 30, 2024. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$90,996	$3	$(17,325)	$73,674
Federal Home Loan Mortgage Corporation	47,410	1	(8,109)	39,302
Government National Mortgage Association	249	2	—	251
Subordinated Debt	7,750	—	(607)	7,143
CMO	2,206	—	(177)	2,029
Foreign Government Bonds	200	—	—	200
Total	$148,811	$6	$(26,218)	$122,599

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

There were no purchases or sales of available-for sale securities in the three and six months ended December 31, 2024. During the three and six months ended December 31, 2023, the Company acquired $20.9 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17,000 in the three and six months ended December 31, 2023. The Company did not purchase or sell any other available-for-sale securities during the three and six months ended December 31, 2023.

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2024 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	December 31, 2024
	Amortized Cost	Fair Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	7,750	7,143
Due after 10 years	—	—
Mortgage-backed securities	140,861	115,256
Total	$148,811	$122,599

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The unrealized losses as of December 31, 2024 and June 30, 2024, categorized by the length of time of continuous loss position, and the fair value of related securities held-to-maturity are as follows:

	December 31, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$73,674	$(17,325)	$73,674	$(17,325)
Federal Home Loan Mortgage Corporation	—	—	39,302	(8,109)	39,302	(8,109)
Subordinated Debt	—	—	7,143	(607)	7,143	(607)
CMO	—	—	2,029	(177)	2,029	(177)
Total	$—	$—	$122,148	$(26,218)	$122,148	$(26,218)

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$78,160	$(16,822)	$78,160	$(16,822)
Federal Home Loan Mortgage Corporation	—	—	41,838	(8,252)	41,838	(8,252)
Government National Mortgage Association	—	—	270	(3)	270	(3)
Subordinated Debt	—	—	6,262	(1,488)	6,262	(1,488)
CMO	—	—	2,201	(222)	2,201	(222)
Total	$—	$—	$128,731	$(26,787)	$128,731	$(26,787)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
Net gains recognized on equity securities	$3	$5	$5	$2
Less: Net gains recognized on equity securities sold/acquired	—	—	—	—
Net unrealized gains recognized on equity securities	$3	$5	$5	$2

At December 31, 2024 and June 30, 2024, mortgage-backed securities with a carrying value of approximately $1.4 million and $1.8 million, respectively, were pledged as collateral to secure public funds on deposit. During the three and six months ended December 31, 2024 and 2023, there were no sales of securities held-to-maturity.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.
Loans Receivable

Loans at December 31, 2024 and June 30, 2024 are summarized as follows:

	December 31, 2024	June 30, 2024
	(In thousands)
Owner occupied commercial real estate loans	$56,658	$59,968
Other commercial real estate loans	72,388	75,782
Multi-family loans	211,531	180,364
Commercial and industrial loans	11,484	12,522
Total commercial loans	352,061	328,636
Residential mortgage loans	414,403	394,723
Consumer and other loans	12,219	11,658
Total loans	778,683	735,017
Allowance for credit losses	(5,087)	(5,229)
Deferred loan costs, net	2,155	2,071
Loans receivable, net	$775,751	$731,859

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards with loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion generally require private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At December 31, 2024, commercial loans represented 45.2% of total loans receivable, net, while residential mortgage, consumer and other loans represented 54.8%, nearly all of which is concentrated within our primary market area in New Jersey. The Company holds 96.7% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At December 31, 2024, the Company had no non-accrual commercial loans.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the activity in the allowance for credit losses by loan class for the three and six months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$789	$198	$1,889	$139	$1,839	$221	$5,075
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(39)	(2)	14	(7)	37	9	12
Ending balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$750	$196	$1,903	$132	$1,876	$230	$5,087
Loans Receivable:
Ending balance	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

	Three Months Ended December 31, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,403	$544	$1,936	$154	$1,241	$47	$5,325
Impact of ASC 326	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(39)	(11)	(67)	(8)	44	(26)	(107)
Ending balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Loans Receivable:
Ending balance	$60,497	$74,469	$165,643	$12,767	$373,758	$11,844	$698,978
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$60,497	$74,469	$165,643	$12,767	$373,613	$11,844	$698,833

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended December 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(581)	(306)	(95)	(14)	701	153	(142)
Ending balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$750	$196	$1,903	$132	$1,876	$230	$5,087
Loans Receivable:
Ending balance	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

	Six Months Ended December 31, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASU 2016-13	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,364	529	1,869	146	219	(72)	4,055
Ending balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Loans Receivable:
Ending balance	$60,497	$74,469	$165,643	$12,767	$373,758	$11,844	$698,978
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$60,497	$74,469	$165,643	$12,767	$373,613	$11,844	$698,833

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	2025	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,075	$7,209	$8,056	$5,420	$1,943	$26,955	$—	$56,658
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,075	$7,209	$8,056	$5,420	$1,943	$26,955	$—	$56,658
Other Commercial Real Estate
Risk Rating
Pass	$3,478	$1,370	$3,558	$933	$1,721	$10,749	$50,579	$—	$72,388
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$3,478	$1,370	$3,558	$933	$1,721	$10,749	$50,579	$—	$72,388
Multi-Family
Risk Rating
Pass	$28,717	$28,762	$28,695	$25,423	$13,617	$8,890	$77,427	$—	$211,531
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Multi-Family	$28,717	$28,762	$28,695	$25,423	$13,617	$8,890	$77,427	$—	$211,531
Commercial and Industrial
Risk Rating
Pass	$91	$1,194	$4,097	$2,501	$71	$1,422	$2,108	$—	$11,484
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$91	$1,194	$4,097	$2,501	$71	$1,422	$2,108	$—	$11,484
Residential Mortgage
Risk Rating
Pass	$43,068	$66,077	$52,700	$73,987	$69,616	$28,862	$80,093	$—	$414,403
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Residential Mortgage	$43,068	$66,077	$52,700	$73,987	$69,616	$28,862	$80,093	$—	$414,403
Consumer and Other
Risk Rating
Pass	$514	$1,290	$373	$751	$1,063	$281	$1,644	$6,303	$12,219
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Consumer and Other	$514	$1,290	$373	$751	$1,063	$281	$1,644	$6,303	$12,219
Total Loans
Pass	$75,868	$105,768	$96,632	$111,651	$91,508	$52,147	$238,806	$6,303	$778,683
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$75,868	$105,768	$96,632	$111,651	$91,508	$52,147	$238,806	$6,303	$778,683
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Other Commercial Real Estate
Risk Rating
Pass	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Multi-Family
Risk Rating
Pass	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Commercial and Industrial
Risk Rating
Pass	$1,225	$4,158	$2,722	$90	$1,470	$2,807	$—	$12,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,225	$4,158	$2,722	$90	$1,470	$2,857	$—	$12,522
Residential Mortgage
Risk Rating
Pass	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Consumer and Other
Risk Rating
Pass	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Total Loans
Pass	$102,032	$100,224	$117,337	$97,117	$54,031	$258,813	$5,413	$734,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$102,032	$100,224	$117,337	$97,117	$54,031	$258,863	$5,413	$735,017
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of December 31, 2024 and June 30, 2024.

December 31, 2024
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(In thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	—	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$—	$—	$—

June 30, 2024
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(In thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	50	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$50	$—	$—

The following tables present the classes of loans summarized by the past due status as of December 31, 2024 and June 30, 2024:

	December 31, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$56,658	$56,658
Other commercial real estate	—	—	—	—	—	72,388	72,388
Multi-family	—	—	—	—	—	211,531	211,531
Commercial and industrial	—	—	—	—	—	11,484	11,484
Residential mortgage	1,839	237	—	—	2,076	412,327	414,403
Consumer and Other	2	—	—	—	2	12,217	12,219
Total	$1,841	$237	$—	$—	$2,078	$776,605	$778,683

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

At December 31, 2024 and June 30, 2024, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

6.
Premises and Equipment

Premises and equipment at December 31, 2024 and June 30, 2024 are summarized as follows:

	December 31, 2024	June 30, 2024
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	8,963	9,181
Furniture, fixtures and equipment	5,934	5,882
Total	15,823	15,989
Accumulated depreciation	(10,723)	(10,570)
Net	$5,100	$5,419

Depreciation expense amounted to $502,000 and $299,000 for the six months ended December 31, 2024 and 2023, respectively.

7.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of December 31, 2024, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$216	$297
Cash paid for amounts included in the measurement of lease liabilities	$218	$289

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended December 31,
	2024	2023
	(In thousands)
Operating lease cost	$455	$298
Cash paid for amounts included in the measurement of lease liabilities	$451	$291

	December 31, 2024	June 30, 2024
	(In thousands)
Right-of-use asset	$2,131	$2,311
Lease liability	$2,227	$2,403
Weighted-average remaining lease term, in years	3.16	3.57
Weighted-average discount rate	1.84%	1.70%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows:

December 31, 2024	(Dollars in thousands)
2025	$995
2026	583
2027	393
2028	278
2029	51
Thereafter	—
Total future minimum lease payments	2,300
Less: imputed interest	(73)
Total	$2,227

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

The changes in the carrying amount of goodwill and core deposit intangibles for the six months ended December 31, 2024 and 2023 are summarized as follows:

	Six Months Ended December 31,
	2024	2023
	(In thousands)
Balance at beginning of period	$28,141	$—
Acquisition of Regal Bancorp	—	29,541
Amortization expense	(753)	(509)
Balance at end of period	$27,388	$29,032

Goodwill and Intangible assets at December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
	(In thousands)
Goodwill	$20,417	$20,417
Core Deposit Intangible, net of amortization	6,971	7,724
Goodwill and Intangible Assets	$27,388	$28,141

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2024, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2025	$680
2026	1,167
2027	951
2028	774
2029	657
Thereafter	2,742
Total	$6,971

9.
Deposits

Deposits at December 31, 2024 and June 30, 2024 consisted of the following:

	December 31, 2024	June 30, 2024
	(In thousands)
Demand accounts:
Interest-bearing	$298,811	$252,880
Noninterest-bearing	94,977	108,026
Total demand accounts	393,788	360,906
Savings and club	153,952	173,375
Certificates of deposit	276,341	272,819
Total	$824,081	$807,100

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at December 31, 2024 and June 30, 2024 amounted to approximately $25.4 million and $21.9 million, respectively.

At December 31, 2024, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending December 31, 2026	$250,335
Year ending December 31, 2027	19,642
Year ending December 31, 2028	3,894
Year ending December 31, 2029	1,781
Year ending December 31, 2030	689
Total	$276,341

10.
Borrowings

The Company can borrow overnight funds from the FHLB under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At December 31, 2024 and June 30, 2024, the Company's maximum borrowing capacity was $100.0 million.

At December 31, 2024 and June 30, 2024, the Company's Board of Directors authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing.

At December 31, 2024, the Company had a $30.0 million advance with the Federal Home Loan Bank of New York at a fixed rate of 4.72%, which matured on February 5, 2025. At June 30, 2024, the Company had no outstanding borrowings.

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

At December 31, 2024, total unfunded loan-related commitments, including lines of credit, amounted to $58.6 million, comprised of $36.5 million for unused equity lines of credit and $22.1 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The Company recorded $37,000 and $0 expense for the six months ended December 31, 2024 and 2023, respectively. The balance for unfunded commitments was $37,000 at December 31, 2024 and $0 at June 30, 2024.

12.
Stock-Based Compensation

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of December 31, 2024, there were 998,340 shares available for future grants.

Stock Options

On November 21, 2024, the Company granted 237,695 stock options to non-employee directors with a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period. The fair

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grants:

Date of grant	November 21, 2024
Options granted	237,695
Vesting period (years)	5.00
Expiration date	November 21, 2034
Expected Volatility(1)	27.90%
Expected term (years)(2)	6.50
Expected dividend yield(3)	0.00%
Forfeiture rate	0.00%
Risk free rate of return(4)	4.36%
Fair value per option	$4.24

(1)
Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of a group of peers' shares
(2)
Expected term represents the period of time that the option is expected to be outstanding, determined using the "Simplified Method"
(3)
Expected dividend yield is determined based on management's expectations regarding issuing dividends in the foreseeable future.
(4)
The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected term of the option

The following table represents stock option activities for the period indicated:

Three and Six Months Ended December 31, 2024
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
(In thousands)
Balance at beginning of period	—	$—	—	—
Granted	237,695	11.04	9.89	—
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	237,695	$11.04	9.89	$207

Exercisable at end of period	—	$—	—	$—

The aggregate intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Restricted Stock Awards

On November 21, 2024, the Company granted 95,075 restricted stock awards to non-employee directors. The restricted stock awards vest in equal annual installments over a five-year period. The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of the Company’s stock on the date of grant.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table represents information regarding restricted stock award activities for the periods indicated:

	Three and Six Months Ended December 31, 2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—
Granted	95,075	11.04
Vested	—	—
Forfeited	—	—
Balance at end of period	95,075	$11.04

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the period indicated:

Three and Six Months Ended December 31, 2024
(In thousands)
Stock-based compensation expense
Stock options	$17
Restricted stock awards	17
Total stock-based compensation expense	$34
Related tax benefits recognized in earnings	$10

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of December 31, 2024:

	Amount	Weighted Average Period (years)
	(In thousands)
Stock options	$991	4.89
Restricted stock awards	1,032	4.89
Total	$2,023

13.
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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of December 31, 2024, management believes that the Bank meets all capital adequacy requirements to which it is subject. As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2024
Tier 1 capital (to average total assets)	$162,809	15.88%	$92,281	9.00%
June 30, 2024:
Tier 1 capital (to average total assets)	$170,364	16.83%	$91,122	9.00%

14.
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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024, the fair value measurements by level within the fair value hierarchy used are as follows:

	December 31, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	30	—	—	30
Total	$30	$—	$—	$30

	June 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	25	—	—	25
Total	$25	$—	$—	$25

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

There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2024 and 2023.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at December 31, 2024 and June 30, 2024, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	December 31, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(In thousands)
Individually evaluated loans	$—	$—	$—	Appraisal of collateral	Selling costs	15%

	June 30, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(In thousands)
Individually evaluated loans	$50	$—	$50	Appraisal of collateral	Selling costs	15%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$53,426	$53,426	$—	$—
Securities held-to-maturity, at amortized cost	148,811	—	122,599	—
Restricted equity securities, at cost	2,581	—	2,581	—
Loans receivable, net	775,751	—	—	740,514
Accrued interest receivable	2,874	—	2,874	—
Financial Liabilities:
Deposits	824,081	—	734,966	—
Borrowings	30,000	—	30,007	—

	June 30, 2024
Description	Total	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$45,909	$45,909	$—	$—
Securities held-to-maturity, at amortized cost	156,144	—	129,436	—
Restricted equity securities, at cost	1,231	—	1,231	—
Loans receivable, net	731,859	—	—	696,757
Accrued interest receivable	2,695	—	2,695	—
Financial Liabilities:
Deposits	807,100	—	704,566	—
Borrowings	—	—	—	—

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

Borrowed Funds

The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FRB or FHLB advances represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of December 31, 2024 and the results of operations for the three and six months ended December 31, 2024 and 2023 (“MD&A”) should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission, and the other information therein. The Consolidated Statements of Financial Condition as of December 31, 2024, the Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, are unaudited. The Consolidated Statement of Financial Condition as of June 30, 2024 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024. The consolidated financial statements include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “the Bank” and “the Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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
•
the imposition of tariffs or other domestic or international governmental policies;
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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition and results of operation, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Condensed Consolidated Financial Statements included elsewhere in this document.

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

During the year ended June 30, 2024, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2024. As of December 31, 2024, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Deferred Tax Assets: Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Comparison of Financial Condition at December 31, 2024 and June 30, 2024

Total Assets. Total assets increased $43.7 million, or 4.3%, to $1.06 billion at December 31, 2024 from $1.02 billion at June 30, 2024. The increase was primarily driven by new loan originations, resulting in a net increase of $43.9 million in loans receivable and a $7.5 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $7.5 million, or 16.4%, to $53.4 million at December 31, 2024 from $45.9 million at June 30, 2024, due to the maturity of securities.

Securities. Securities held-to-maturity decreased $7.3 million, or 4.7%, to $148.8 million at December 31, 2024 from $156.1 million at June 30, 2024. The decrease was primarily due to principal repayments and maturities.

Loans. Loans receivable, net, increased $43.9 million, or 6.0%, to $775.8 million at December 31, 2024 from $731.9 million at June 30, 2024, primarily driven by an increase in residential mortgage loans of $19.7 million and an increase in commercial loans of $23.4 million. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 45.2% of loans at December 31, 2024. For further information about our loans, see "Lending Activities" below.

Bank Owned Life Insurance. Bank owned life insurance increased $524,000, or 1.4%, to $37.6 million at December 31, 2024 from $37.1 million at June 30, 2024.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the Merger totaled $27.4 million at December 31, 2024 compared to $28.1 million at June 30, 2024. The decrease was due to the amortization of the core deposit intangible.

Total Liabilities. Total liabilities increased $45.0 million, or 5.5%, to $866.4 million at December 31, 2024 from $821.4 million at June 30, 2024. The increase was primarily due to a $30.0 million advance from the Federal Home Loan Bank of New York and a $17.0 million increase in deposits.

Deposits. Deposits increased $17.0 million, or 2.1%, to $824.1 million at December 31, 2024 from $807.1 million at June 30, 2024 due primarily to increases in interest-bearing checking accounts that were offset by decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. At December 31, 2024, $95.0 million, or 11.5%, of total deposits consisted of noninterest-bearing deposits. At December 31, 2024, $128.3 million, or 15.6%, of total deposits were uninsured.

Borrowings. During the six months ended December 31, 2024, the Bank borrowed $30.0 million from the Federal Home Loan Bank of New York to provide additional liquidity to fund new loans. Such borrowings remained outstanding at December 31, 2024. At June 30, 2024, there were no outstanding borrowings.

Total Equity. Total equity decreased $1.3 million, or 0.7%, to $198.1 million at December 31, 2024 from $199.5 million at June 30, 2024. The decrease was primarily due to the repurchase of 347,057 shares of common stock at a cost of $3.9 million, partially offset by net earnings of $2.4 million.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, a significant portion of our loan portfolio was concentrated in residential loans. The Merger greatly expanded our commercial loan portfolio and commercial lending capabilities. At December 31, 2024, residential mortgage loans comprised 53.2% of our total loan portfolio and commercial loans comprised 45.2%, which largely consisted of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31, 2024		June 30, 2024
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$56,658	7.28%	$59,968	8.16%
Other commercial real estate loans	72,388	9.30%	75,782	10.31%
Multi-family loans	211,531	27.16%	180,364	24.54%
Commercial and industrial loans	11,484	1.47%	12,522	1.70%
Total commercial loans	352,061	45.21%	328,636	44.71%
Residential mortgage loans	414,403	53.22%	394,723	53.70%
Consumer and other loans	12,219	1.57%	11,658	1.59%
Total loans	778,683	100.00%	735,017	100.00%
Allowance for credit losses	(5,087)		(5,229)
Net deferred loan origination fees	2,155		2,071
Loans, net	$775,751		$731,859

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Amounts due in:
One year or less	$—	$903	$188	$3,312	$90	$6,498	$10,991
After one through five years	973	6,294	23,461	3,485	6,804	1,117	42,134
After five through 15 years	17,847	27,162	87,112	2,419	80,150	4,052	218,742
More than 15 years	37,838	38,029	100,770	2,268	327,359	552	506,816
Total	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$56,658	$56,658
Other commercial real estate loans	—	71,485	71,485
Multi-family loans	—	211,343	211,343
Commercial and industrial loans	—	8,172	8,172
Total commercial loans	$—	$347,658	$347,658
Residential mortgage loans	324,178	90,135	414,313
Consumer and other loans	2,874	2,847	5,721
Total loans	$327,052	$440,640	$767,692

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$56,658	$56,658
Other commercial real estate	—	—	—	—	—	72,388	72,388
Multi-family	—	—	—	—	—	211,531	211,531
Commercial and industrial	—	—	—	—	—	11,484	11,484
Residential mortgage	1,839	237	—	—	2,076	412,327	414,403
Consumer and Other	2	—	—	—	2	12,217	12,219
Total	$1,841	$237	$—	$—	$2,078	$776,605	$778,683

	June 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. The Bank had no loan modifications to borrowers experiencing financial difficulty as of December 31, 2024 or June 30, 2024.

	December 31, 2024	June 30, 2024
	(In thousands)
Non-accrual loans:
Residential mortgage loans	$—	$—
Commercial loans	—	50
Total non-accrual loans	—	50
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	—	50
Real estate owned	—	—
Total non-performing assets	$—	$50
Total non-performing loans to total loans	—%	0.01%
Total non-accrual loans to total loans	—%	0.01%
Total non-performing assets to total assets	—%	—%

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb credit losses that are both probable and reasonably estimable. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K as of and for the year ended June 30, 2024. The allowance for credit losses as of December 31, 2024 and June 30, 2024 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	Six Months Ended December 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(581)	(306)	(95)	(14)	701	153	(142)
Ending balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$750	$196	$1,903	$132	$1,876	$230	$5,087
Loans Receivable:
Ending balance	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

	Six Months Ended December 31, 2023
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASU 2016-13	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,364	529	1,869	146	219	(72)	4,055
Ending balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Loans Receivable:
Ending balance	$60,497	$74,469	$165,643	$12,767	$373,758	$11,844	$698,978
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$145	$—	$145
Ending balance,
Collectively evaluated for impairment	$60,497	$74,469	$165,643	$12,767	$373,613	$11,844	$698,833

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

	December 31, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$750	14.74%	7.28%	0.10%
Other commercial real estate loans	196	3.85	9.30	0.03%
Multi-family loans	1,903	37.41	27.16	0.24%
Commercial and industrial loans	132	2.60	1.47	0.02%
Residential mortgage loans	1,876	36.88	53.22	0.24%
Consumer and other loans	230	4.52	1.57	0.03%
Total allocated allowance	5,087	100.00%	100.00%	0.65%
Unallocated	—
Total	$5,087
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.65%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$1,331	25.46%	8.16%	0.18%
Other commercial real estate loans	502	9.60	10.31	0.07
Multi-family loans	1,998	38.21	24.54	0.27
Commercial and industrial loans	146	2.79	1.70	0.02
Residential mortgage loans	1,175	22.47	53.70	0.16
Consumer and other loans	77	1.47	1.59	0.01
Total allocated allowance	5,229	100.00%	100.00%	0.71%
Unallocated	—
Total	$5,229
Allowance to non-performing loans	10458.00%
Allowance to total loans outstanding at the end of the year	0.71%
Net (charge-offs) recoveries to average loans outstanding during the year	—

Investment Activities

General. The goals of our investment policy are to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, and to meet liquidity needs, pledging requirements, and asset/liability management and interest rate risk strategies. We monitor the balance of our investment securities portfolio based on loan demand, our interest rate risk analysis and our liquidity needs.

At December 31, 2024 and June 30, 2024, our investment portfolio consisted of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The amortized cost and approximate fair values of securities held-to-maturity at December 31, 2024 and June 30, 2024 are as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$90,996	$3	$(17,325)	$73,674
Federal Home Loan Mortgage Corporation	47,410	1	(8,109)	39,302
Government National Mortgage Association	249	2	—	251
Subordinated Debt	7,750	—	(607)	7,143
CMO	2,206	—	(177)	2,029
Foreign Government Bonds	200	—	—	200
Total	$148,811	$6	$(26,218)	$122,599

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis at December 31, 2024:

	December 31, 2024
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	200	200	4.40%
Due after five years through ten years	7,750	7,143	3.10%
Due after ten years	—	—
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	138,406	112,976	1.66%
Issued by GNMA	249	251	4.87%
CMO	2,206	2,029	2.50%
Total	$148,811	$122,599

For additional information regarding our investment securities portfolio, see Note 4 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At December 31, 2024 and June 30, 2024, we held $30.0 million and $22.2 million, respectively, of accounts from a variety of local municipal relationships. At December 31, 2024 and June 30, 2024, we had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31, 2024			June 30, 2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(In thousands)
Non-interest-bearing demand deposits	$94,977	11.53%	—%	$108,026	13.39%	—%
Interest-bearing demand deposits	298,811	36.26	1.87	252,880	31.33	1.13
Savings and club accounts	153,952	18.68	0.06	173,375	21.48	0.07
Time deposits	276,341	33.53	3.79	272,819	33.80	3.81
Total	$824,081	100.00%		$807,100	100.00%

As of December 31, 2024 and June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $128.3 million and $109.7 million, respectively. In addition, as of December 31, 2024 and June 30, 2024, the aggregate amount of all our uninsured certificates of deposit was $25.4 million and $21.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	December 31, 2024	June 30, 2024
	(In thousands)
Maturity Period:
Three months or less	$12,227	$4,050
Over three through six months	7,285	5,733
Over six through twelve months	796	8,813
Over twelve months	5,059	3,351
Total	$25,367	$21,947

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

General. Net income decreased $586,000 to $1.0 million for the three months ended December 31, 2024 from net income of $1.6 million for the three months ended December 31, 2023. Net income for the three months ended December 31, 2024 included $791,000 of net accretion income related to fair value adjustments resulting from the Merger. Net income for the three months ended December 31, 2023 included $32,000 of merger-related costs, offset by $1.4 million of net accretion income related to fair value adjustments.

Interest Income. Interest income decreased $741,000, or 6.0%, to $11.5 million for the three months ended December 31, 2024 from $12.3 million for the three months ended December 31, 2023 due to a 26 basis point decrease in the yield on interest-earning assets and a $7.3 million decrease in the average balance of interest-earning assets. The decrease resulted from a $727,000, or 58.3%, decrease in interest income on interest bearing deposits at other banks due to lower average yields and balances and a $266,000 decrease in interest income on securities, partially offset by a $252,000 increase in interest on loans driven by an increase in volume, offset by a decrease in the average yield. The decrease in interest income on securities was due to a $48.2 million decrease in the average balance of securities resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of a balance sheet repositioning and a 16 basis point decrease in the yield.

Interest Expense. Interest expense increased $1.0 million or 31.8%, to $4.3 million for the three months ended December 31, 2024 from $3.3 million for the three months ended December 31, 2023 due to a $984,000 increase in interest expense on deposits, and a $55,000 increase in interest expense on borrowings. Interest expense on interest-bearing demand deposits increased $908,000 due to an increase of $89.3 million, or 46.0%, in the average balance and an increase of 106 basis points in the cost of interest-bearing deposits to 1.75% for the three months ended December 31, 2024 from 0.69% for the three months ended December 31, 2023 as the Bank raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. Interest expense on certificates of deposit increased $96,000 as the average rate on certificates of deposit increased 10 basis points to 3.96% for the three months ended December 31, 2024 from 3.86% for the three months ended December 31, 2023 due to the highly competitive interest rate environment in our market area. The average balance of certificates of deposit also increased $2.9 million, or 1.1%, to $277.0 million for the three months ended December 31, 2024 from $274.1 million for the three months ended December 31, 2023.

Net Interest Income. Net interest income decreased $1.8 million, or 19.7%, to $7.2 million for the three months ended December 31, 2024 from $9.0 million for the three months ended December 31, 2023. Net interest rate spread decreased 81 basis points to 2.27% for the three months ended December 31, 2024 from 3.08% for the three months ended December 31, 2023. Net interest margin decreased 68 basis points to 2.88% for the three months ended December 31, 2024 from 3.56% for the three months ended December 31, 2023. Net interest-earning assets decreased $9.9 million, or 3.6%, to $265.4 million for the three months ended December 31, 2024 from $275.2 million for the three months ended December 31, 2023. The decrease in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing while the yield on interest-earning assets decreased.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $101,000 and $134,000 for the three months ended December 31, 2024 and 2023, respectively.

	Three Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$770,559	$10,438	5.42%	$711,154	$10,186	5.73%
Securities	153,515	586	1.53%	201,719	852	1.69%
Other	81,215	521	2.57%	99,737	1,248	5.01%
Total interest-earning assets	1,005,289	11,545	4.59%	1,012,610	12,286	4.85%
Noninterest-earning assets	47,447			67,661
Total assets	$1,052,736			$1,080,271
Interest-bearing liabilities:
Savings and club accounts	$154,891	25	0.07%	$249,167	45	0.07%
Interest-bearing demand accounts	283,412	1,243	1.75%	194,102	335	0.69%
Certificates of deposit	277,055	2,743	3.96%	274,110	2,647	3.86%
Total interest-bearing deposits	715,359	4,011	2.24%	717,379	3,027	1.69%
Federal Home Loan Bank advances	24,577	295	4.80%	—	—	—
Other borrowings	—	—	—	20,011	240	4.80%
Total interest-bearing liabilities	739,936	4,306	2.33%	737,390	3,267	1.77%
Noninterest-bearing deposits	105,628			132,867
Other noninterest-bearing liabilities	17,660			18,969
Total liabilities	863,224			889,226
Equity	189,512			191,045
Total liabilities and equity	$1,052,736			$1,080,271
Net interest income		$7,239			$9,019
Net interest rate spread			2.27%			3.08%
Net interest-earning assets (2)	$265,353			$275,220
Net interest margin (3)			2.88%			3.56%
Average interest-earning assets to interest- bearing liabilities	135.86%			137.32%

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

	Three Months Ended December 31,
	2024 vs. 2023
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$851	$(599)	$252
Securities	(204)	(62)	(266)
Other	(232)	(495)	(727)
Total interest-earning assets	415	(1,156)	(741)
Interest-bearing liabilities:
Savings and club accounts	(17)	(3)	(20)
Interest-bearing accounts	155	753	908
Certificates of deposit	28	68	96
Federal Home Loan Bank advances	—	295	295
Other borrowings	(240)	—	(240)
Total interest-bearing liabilities	(74)	1,113	1,039
Change in net interest income	$489	$(2,269)	$(1,780)

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

The Bank recorded a provision for credit losses of $12,000 for the three months ended December 31, 2024 as compared to a recovery of $107,000 for the three months ended December 31, 2023. The Bank had no charge-offs for the three months ended December 31, 2024 and no non-performing loans at December 31, 2024 compared to no charge-offs for the three months ended December 31, 2023 and $145,000 of non-performing loans at December 31, 2023. The Bank’s allowance for credit losses as a percentage of total loans was 0.65% at December 31, 2024 compared to 0.74% at December 31, 2023.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$256	$212	$44	20.8%
Increase in cash surrender value of bank- owned life insurance	264	233	31	13.3%
Fees and service charges on loans	37	6	31	516.7%
Unrealized gain (loss) on equity securities	3	5	(2)	(40.0)%
Realized loss on sale of securities	—	31	(31)	(100.0)%
Gain on sale of loans	28	—	28	100.0%
Other	39	(122)	161	(132.0)%
Total noninterest income	$627	$365	$262	71.8%

Noninterest income increased $262,000, or 71.8%, to $627,000 for the three months ended December 31, 2024 from $365,000 for the three months ended December 31, 2023, primarily as a result of an increase of $161,000 in other noninterest income, an increase of $44,000 in service charges and fees and an increase of $31,000 in the cash surrender value of bank owned life insurance, resulting from an increase in the average balance of the underlying assets.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(In thousands)
Salaries and employee benefits	$3,366	$3,875	$(509)	(13.1)%
Occupancy	492	665	(173)	(26.0)%
Furniture and equipment	285	228	57	25.0%
Data processing	461	634	(173)	(27.3)%
Advertising	85	72	13	18.1%
Federal deposit insurance premiums	120	145	(25)	(17.2)%
Directors fees	101	97	4	4.1%
Professional fees	467	564	(97)	(17.2)%
Insurance	159	108	51	47.2%
Telephone, postage and supplies	191	97	94	96.9%
Other expenses	782	991	(209)	(21.1)%
Total noninterest expense	$6,509	$7,476	$(967)	(12.9)%

Noninterest expense decreased $967,000, or 12.9%, to $6.5 million for the three months ended December 31, 2024 from $7.5 million for the three months ended December 31, 2023, primarily as a result of a $509,000, or 13.1%, decrease in salaries and employee benefits and a $173,000, or 27.3%, decrease in data processing expense.

Income Tax Expense. The provision for income taxes was $324,000 for the three months ended December 31, 2024, compared to an expense of $408,000 for the three months ended December 31, 2023. The Bank’s effective tax rate was 24.1% for the three months ended December 31, 2024 compared to 20.2% for the three months ended December 31, 2023.

Comparison of Operating Results for the Six Months Ended December 31, 2024 and 2023

General. Net income increased $11.3 million, or 126.9%, to $2.4 million for the six months ended December 31, 2024 from a net loss of $8.9 million for the six months ended December 31, 2023. Net income for the six months ended December 31, 2024 included $1.8 million of net accretion income related to fair value adjustments resulting from the Merger. Net income for the six months ended December 31, 2023 included a $5.4 million charitable contribution and $3.9 million of merger-related costs, offset by $1.6 million of net accretion income related to fair value adjustments.

Interest Income. Interest income increased $5.2 million, or 29.1%, to $23.0 million for the six months ended December 31, 2024 from $17.8 million for the six months ended December 31, 2023 due to a $144.9 million increase in the average balance of interest-earning assets and a 43 basis point increase in the yield on interest-earning assets. The increase resulted from a $6.8 million, or 48.7%, increase in interest income on loans due to the increased size of the loan portfolio as a result of the Merger as well as a higher average yield on the loan portfolio due to higher market rates and increased proportion of higher-yielding commercial real estate loans. The increase in interest on loans was offset by a $463,000 decrease in interest income on securities, and a $1.1 million decrease in interest income from other interest-earning assets due to a lower average yield and lower average balance. The decrease in interest income on securities was primarily due to a $48.5 million decrease in the average balance of securities resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of a balance sheet repositioning.

Interest Expense. Interest expense increased $3.5 million, or 75.3%, to $8.2 million for the six months ended December 31, 2024 from $4.7 million for the six months ended December 31, 2023 primarily due to a $3.5 million increase in interest expense on deposits. Interest expense on interest-bearing demand deposits increased $1.8 million due to an increase of $111.1 million in the average balance and an increase of 110 basis points in the cost of interest-bearing deposits to 1.56% for the six months ended December 31, 2024 from 0.46% for the six months ended December 31, 2023. Interest expense on certificates of deposit increased $1.8 million as the average rate on certificates of deposit increased 66 basis points to 3.97% for the six months ended December 31, 2024 from 3.31% for the six months ended December 31, 2023 due to the highly competitive interest rate environment in our market area. The average balance of certificates of deposit also increased $51.5 million, or 22.8%, to $277.0 million for the six months ended December 31, 2024 from $225.5 million for the six months ended December 31, 2023.

Net Interest Income. Net interest income increased $1.7 million, or 12.7%, to $14.8 million for the six months ended December 31, 2024 from $13.2 million for the six months ended December 31, 2023. Net interest rate spread decreased 30 basis points to 2.39% for the six months ended December 31, 2024 from 2.69% for the six months ended December 31, 2023. Net interest margin decreased 12 basis points to 2.98% for the six months ended December 31, 2024 from 3.10% for the six months ended December 31, 2023. Net interest-earning assets increased $35.9 million, or 15.7%, to $263.9 million for the six months ended December 31, 2024 from $228.0 million for the six months ended December 31, 2023. The decreases in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing at a higher rate than the yield on interest-earning assets.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $168,000 and $250,000 for the six months ended December 31, 2024 and 2023, respectively.

	Six Months Ended December 31,
	2024			2023
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$759,697	$20,724	5.46%	$558,385	$13,941	4.99%
Securities	155,314	1,247	1.61%	203,793	1,710	1.68%
Other	80,258	1,041	2.59%	88,234	2,178	4.94%
Total interest-earning assets	995,269	23,012	4.62%	850,412	17,829	4.19%
Noninterest-earning assets	49,726			62,707
Total assets	$1,044,995			$913,119
Interest-bearing liabilities:
Savings and club accounts	$157,777	48	0.06%	$209,493	69	0.07%
Interest-bearing demand accounts	278,324	2,168	1.56%	167,221	382	0.46%
Certificates of deposit	276,995	5,504	3.97%	225,529	3,734	3.31%
Total interest-bearing deposits	713,095	7,720	2.17%	602,243	4,185	1.39%
Federal Home Loan Bank advances	18,310	459	5.01%	5	—	—
Other borrowings	—	—	—	20,153	480	4.76%
Total interest-bearing liabilities	731,405	8,179	2.24%	622,402	4,665	1.50%
Noninterest-bearing deposits	105,038			106,154
Other noninterest-bearing liabilities	14,997			17,479
Total liabilities	851,440			746,035
Equity	193,555			167,084
Total liabilities and equity	$1,044,995			$913,119
Net interest income		$14,833			$13,164
Net interest rate spread			2.39%			2.69%
Net interest-earning assets (2)	$263,864			$228,010
Net interest margin (3)			2.98%			3.10%
Average interest-earning assets to interest- bearing liabilities	136.08%			136.63%

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

	Six Months Ended December 31,
	2024 vs. 2023
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$5,026	$1,757	$6,783
Securities	(407)	(56)	(463)
Other	(197)	(940)	(1,137)
Total interest-earning assets	4,422	761	5,183
Interest-bearing liabilities:
Savings and club accounts	(17)	(4)	(21)
Interest-bearing accounts	254	1,532	1,786
Certificates of deposit	852	918	1,770
Federal Home Loan Bank advances	—	459	459
Other borrowings	(480)	—	(480)
Total interest-bearing liabilities	609	2,905	3,514
Change in net interest income	$3,813	$(2,144)	$1,669

Provision for Credit Losses. The Bank recorded a recovery for credit losses of $142,000 for the six months ended December 31, 2024 as compared to a provision for credit losses of $4.1 million for the six months ended December 31, 2023. The recovery reflects updates made to model assumptions in the calculation of the Bank's allowance for credit losses. The Bank had no charge-offs during the six months ended December 31, 2024 and no non-performing loans at December 31, 2024 compared to no charge-offs for the six months ended December 31, 2023 and $145,000 of non-performing loans at December 31, 2023. The Bank’s allowance for credit losses as a percentage of total loans was 0.65% at December 31, 2024 compared to 0.74% at December 31, 2023.

Noninterest Income. Noninterest income was as follows:

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$552	$383	$169	44.1%
Increase in cash surrender value of bank- owned life insurance	524	408	116	28.4%
Fees and service charges on loans	93	11	82	745.5%
Unrealized gain (loss) on equity securities	5	2	3	150.0%
Realized loss on sale of securities	—	14	(14)	(100.0)%
Gain on sale of loans	51	—	51	100.0%
Other	54	60	(6)	(10.0)%
Total noninterest income	$1,279	$878	$401	45.7%

Noninterest income increased $401,000, or 45.7%, to $1.3 million for the six months ended December 31, 2024 from $878,000 for the six months ended December 31, 2023, primarily as a result of an increase of $169,000 in service charges and fees driven by $101,000 in prepayment fees on commercial loans, and an increase of $116,000 in the cash surrender value of bank owned life insurance resulting from an increase in the average balance of the underlying assets, for the six months ended December 31, 2024 compared to the six months ended December 31, 2023.

Noninterest Expense. Noninterest expense was as follows:

	Six Months Ended December 31,		Change
	2024	2023	Amount	Percent
	(In thousands)
Salaries and employee benefits	$6,606	$8,419	$(1,813)	(21.5)%
Occupancy	1,124	902	222	24.6%
Furniture and equipment	578	389	189	48.6%
Data processing	1,089	1,441	(352)	(24.4)%
Advertising	167	129	38	29.5%
Federal deposit insurance premiums	240	228	12	5.3%
Directors fees	194	185	9	4.9%
Professional fees	956	1,418	(462)	(32.6)%
Insurance	318	224	94	42.0%
Telephone, postage and supplies	372	181	191	105.5%
Other expenses	1,535	6,897	(5,362)	(77.7)%
Total noninterest expense	$13,179	$20,413	$(7,234)	(35.4)%

Noninterest expense decreased $7.2 million, or 35.4%, to $13.2 million for the six months ended December 31, 2024 from $20.4 million for the six months ended December 31, 2023, primarily as a result of a $5.4 million decrease in other expenses due to the $5.4 million charitable contribution made during the six months ended December 31, 2023, a $1.8 million, or 21.5%, decrease in salaries and employee benefits resulting from one-time change in control payments incurred during the six months ended December 31, 2023 and a $352,000 decrease in data processing expense due to a $414,000 early termination fee incurred during the six months ended December 31, 2023, all related to the Merger.

Income Tax Expense. The provision for income taxes was $687,000 for the six months ended December 31, 2024, compared to a benefit of $1.5 million for the six months ended December 31, 2023. The Bank’s effective tax rate was 22.3% for the six months ended December 31, 2024 compared to 14.7% for the six months ended December 31, 2023.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing transaction deposit accounts;
•
rebalancing our loan portfolio to include higher-yielding, shorter-term commercial real estate loans;

•
utilizing our investment securities portfolio as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity; and
•
continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+200	$153,595	$(38,639)	(20.10)%
+100	177,248	(14,986)	(7.80)%
—	192,234	—	—
-100	202,714	10,480	5.45%
-200	208,914	16,680	8.68%
-300	211,559	19,325	10.05%
-400	211,353	19,119	9.95%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2024, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 20.10% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.68% increase in EVE.

Change in Net Interest Income. The following table sets forth, at December 31, 2024, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2024
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(In thousands)
+200	$28,987	$(2,537)	$34,011	$(1,080)
+100	31,857	333	36,386	1,294
—	31,524	—	35,091	—
-100	30,413	(1,112)	32,148	(2,944)
-200	29,050	(2,474)	28,662	(6,430)
-300	27,375	(4,149)	24,619	(10,472)
-400	25,366	(6,158)	20,034	(15,058)

The table above indicates that at December 31, 2024, we would have experienced an 8.05% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 7.85% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At December 31, 2024, this ratio was 6.5% We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2024.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2024, cash and cash equivalents totaled $53.4 million.

At December 31, 2024, we had $58.6 million in outstanding loan commitments and $36.5 million of unused lines of credit. Certificates of deposit due within one year of December 31, 2024 totaled $250.3 million, or 30.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after December 31, 2025. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the six months ended December 31, 2024, we originated $61.3 million of loans and purchased $25.2 million. We had no purchases of securities classified as held-to-maturity during the six months ended December 31, 2024.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $17.0 million, or 2.1%, to $824.1 million at December 31, 2024 from $807.1 million at June 30, 2024 due primarily to increases in interest-bearing checking accounts that were offset by decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area.

We had outstanding borrowings of $30.0 million as of December 31, 2024. At June 30, 2024, there were no outstanding borrowings. We repurchased $3.9 million of our common stock in the six-month period ended December 31, 2024.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2024, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 13 of the Notes to the Consolidated Financial Statements.

The net proceeds from the offering significantly increased our capital resources. Our financial condition and results of operations were enhanced by the net proceeds from the offering, resulting in increased net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, our return on equity was adversely affected following the offering until such excess funds can be deployed.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended December 31, 2024. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended December 31, 2024.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - October 31, 2024	127,262	$11.12	127,262	757,243
November 1 - November 30, 2024	88,471	11.08	88,471	668,772
December 1 - December 31, 2024	65,036	11.87	65,036	603,736
Three months ended December 31, 2024	280,769	$11.33	280,769

(1)
On September 20, 2024, the Company adopted a program to repurchase up to 950,793 shares of its common stock, which is approximately 10% of its outstanding common stock. Shares may be repurchased in open market or private transactions, through block trades or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The timing and amount of any repurchases will depend on a number of factors, including the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be made in accordance with Rule 10b-18 of the Securities and Exchange Commission and other applicable legal requirements. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period. The program will expire on September 19, 2025.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

SR Bancorp, Inc.

Date: February 14, 2025	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: February 14, 2025	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer