Form 10-Q
period 2025-03-31
SR Bancorp, Inc.
filed 2025-05-15
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the registrant had 8,996,835 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2025 and June 30, 2024

(In thousands, except for share data, unaudited)

	March 31, 2025	June 30, 2024

Assets
Cash and due from banks	$4,537	$8,622
Interest-bearing deposits at other banks	57,687	37,287
Total cash and cash equivalents	62,224	45,909
Securities held-to-maturity, at amortized cost	145,413	156,144
Equity securities, at fair value	32	25
Loans receivable, net of allowance for credit losses of $5,124 and $5,229, respectively	780,795	731,859
Premises and equipment, net	4,972	5,419
Right-of-use asset	1,926	2,311
Restricted equity securities, at cost	2,581	1,231
Accrued interest receivable	2,964	2,695
Bank owned life insurance	37,876	37,093
Goodwill and intangible assets	27,039	28,141
Other assets	8,085	10,017
Total assets	$1,073,907	$1,020,844
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$106,020	$108,026
Interest-bearing	729,564	699,074
Total deposits	835,584	807,100
Borrowings	30,000	—
Advance payments by borrowers for taxes and insurance	8,318	8,073
Accrued interest payable	237	149
Lease liability	2,012	2,403
Other liabilities	2,688	3,636
Total liabilities	878,839	821,361
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 9,184,700 and 9,507,930 shares issued and outstanding as of March 31, 2025, and June 30, 2024, respectively	92	95
Additional paid-in capital	84,466	91,436
Retained earnings	118,705	116,205
Unearned compensation ESOP	(6,751)	(7,036)
Accumulated other comprehensive loss	(1,444)	(1,217)
Total stockholders' equity	195,068	199,483
Total liabilities and stockholders' equity	$1,073,907	$1,020,844

The accompanying notes are an integral part of the consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For the Three and Nine Months Ended March 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$10,346	$9,819	$31,069	$23,760
Securities:
Taxable	600	779	1,848	2,489
Federal funds sold	—	76	—	157
Interest bearing deposits at other banks	537	974	1,578	3,071
Total interest income	11,483	11,648	34,495	29,477
Interest Expense
Deposits:
Demand	1,332	122	3,500	504
Savings and time	2,584	3,031	8,136	6,834
Borrowings	383	227	842	707
Total interest expense	4,299	3,380	12,478	8,045
Net Interest Income	7,184	8,268	22,017	21,432
Provision (Credit) for Credit Losses	37	(142)	(105)	3,913
Net Interest Income After Provision (Credit) for Credit Losses	7,147	8,410	22,122	17,519
Noninterest Income
Service charges and fees	230	193	782	576
Increase in cash surrender value of bank owned life insurance	259	247	783	655
Fees and service charges on loans	35	36	128	47
Unrealized gain on equity securities	3	1	7	3
Realized gain on sale of investments	—	19	—	33
Realized gain on sale of loans	—	—	51	—
Other	14	20	214	80
Total noninterest income	541	516	1,965	1,394
Noninterest Expense
Salaries and employee benefits	3,681	3,631	10,288	12,050
Occupancy	557	772	1,681	1,674
Furniture and equipment	346	285	924	674
Data Processing	552	951	1,642	2,392
Advertising	97	75	264	204
FDIC premiums	120	120	360	348
Directors fees	93	103	287	288
Professional fees	467	357	1,423	1,775
Insurance	133	165	451	389
Telephone, postage and supplies	197	210	569	391
Other	819	902	2,497	7,799
Total noninterest expense	7,062	7,571	20,386	27,984
Income (Loss) Before Income Tax Expense (Benefit)	626	1,355	3,701	(9,071)
Income Tax Expense (Benefit)	89	292	776	(1,243)
Net Income (Loss)	$537	$1,063	$2,925	$(7,828)
Basic earnings (loss) per share	$0.06	$0.12	$0.34	$(1.27)
Diluted earnings (loss) per share	$0.06	$0.12	$0.34	$(1.27)
Weighted average number of common shares outstanding - basic	8,303,795	8,790,082	8,567,520	6,187,588
Weighted average number of common shares outstanding - diluted	8,315,030	8,790,082	8,572,283	6,187,588

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Three and Nine Months Ended March 31, 2025 and 2024

(In thousands, unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Income (Loss)	$537	$1,063	$2,925	$(7,828)
Other Comprehensive Income (Loss)
Unrealized holding gains on securities available-for- sale arising during the year 2024, net of income tax benefit (expense) of $59 and $(238), respectively	—	(167)	—	660
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax (expense) benefit of $71, $(120), $90 and $6, respectively	(182)	306	(227)	(17)
Total other comprehensive (loss) income	(182)	139	(227)	643
Total comprehensive income (loss)	$355	$1,202	$2,698	$(7,185)

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145
Net income	—	—	—	537	—	—	537
Other comprehensive loss, net of tax	—	—	—	—	—	(182)	(182)
ESOP shares earned, 9,508 shares	—	—	19	—	95	—	114
Repurchase of common shares	(280,404)	(3)	(3,392)	—	—	—	(3,395)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(425)	—	—	(425)
Restricted stock awards issued	209,156	2	(2)	—	—	—	—
Stock-based compensation	—		274	—	—	—	274
Balance, March 31, 2025	9,184,700	$92	$84,466	$118,705	$(6,751)	$(1,444)	$195,068

Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	2,925	—	—	2,925
Other comprehensive loss, net of tax	—	—	—	—	—	(227)	(227)
ESOP shares earned, 28,524 shares	—	—	31	—	285	—	316
Repurchase of common shares	(627,461)	(6)	(7,306)	—	—	—	(7,312)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(425)	—	—	(425)
Restricted stock awards issued	304,231	3	(3)	—	—	—	—
Stock-based compensation	—	—	308	—	—	—	308
Balance, March 31, 2025	9,184,700	$92	$84,466	$118,705	$(6,751)	$(1,444)	$195,068

Balance, December 31, 2023	9,507,930	$95	$91,449	$118,174	$(7,226)	$(4,511)	$197,981
Net income	—	—	—	1,063	—	—	1,063
Other comprehensive income, net of tax	—	—	—	—	—	139	139
ESOP shares commited for allocation to participants, 9,508 shares	—	—	(5)	—	95	—	90
Balance, March 31, 2024	9,507,930	$95	$91,444	$119,237	$(7,131)	$(4,372)	$199,273

Balance, June 30, 2023	—	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	—	(7,828)	—	—	(7,828)
Other comprehensive income, net of tax	—	—	—	—	—	643	643
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	9,507,930	95	91,491	—	—	—	91,586
Unearned ESOP shares, 760,364 shares	—	—	—	—	(7,606)	—	(7,606)
Repurchase of common shares	—	—	—	—	—	—	—
Restricted stock awards issued	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—
ESOP shares committed for allocation to participants, 47,540 shares	—	—	(47)	—	475	—	428
Balance, March 31, 2024	9,507,930	$95	$91,444	$119,237	$(7,131)	$(4,372)	$199,273

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$2,925	$(7,828)
Adjustments to reconcile net income to net cash provided by operating activities: by operating activities:
(Credit) provision for credit losses	(105)	3,913
Depreciation	703	520
Deferred income tax benefit	(107)	(1,454)
Accretion of acquisition fair value adjustments, net	(3,498)	(3,878)
Amortization of core deposit intangible asset	1,102	933
Net amortization of premiums and discounts on securities	776	220
Net amortization of deferred loan fees, costs and discounts	217	279
Income from cash surrender value of bank owned life insurance	(783)	(655)
Stock-based compensation expense	624	428
Unrealized gain on equity securities	(7)	(3)
Gain on sale of investments, net	—	(33)
Gain on sale of loans held for sale	(51)	—
Proceeds from sales of loans held for sale	575	—
Originations of loans held for sale	(524)	—
Noncash expense of common shares contributed to Somerset Regal Bank Charitable Foundation	—	—
(Increase) decrease in:
Accrued interest receivable	(447)	(84)
Other assets	2,476	1,133
(Decrease) increase in other liabilities	(948)	99
Net cash provided by (used in) operating activities	2,928	(6,410)
Cash Flows from Investing Activities
Proceeds from sales, maturities, and principal repayments of securities available-for-sale	—	16,808
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	10,477	11,747
Proceeds from sale of time deposits in other financial institutions	—	8,810
Net increase in loans receivable	(45,439)	(14,454)
Purchase of premises and equipment	(257)	(358)
Purchase of restricted equity securities	(2,700)	—
Cash paid for acquisition	—	(69,538)
Cash received from acquisition	—	55,294
Net cash used in investing activities	(37,919)	8,309
Cash Flows from Financing Activities
Net increase (decrease) in interest bearing deposits	30,379	(35,330)
Net decrease in non-interest bearing deposits	(2,006)	(3,315)
Net increase in advance payments by borrowers for taxes and insurance	245	2,810
Net increase (decrease) in short-term borrowings	30,000	(20,000)
Cash proceeds from issuance of common stock	—	83,980
Repurchase of common stock	(7,312)	—
Net cash provided by financing activities	51,306	28,145
Net increase in cash and cash equivalents	16,315	30,044
Cash and Cash Equivalents, Beginning of Period	45,909	42,449
Cash and Cash Equivalents, End of Period	$62,224	$72,493
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$12,436	$6,361
Income taxes paid	—	475
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	—	372,739
Goodwill recorded at merger	—	20,417
Fair value of liabilities assumed	—	378,972
Fair value of 452,758 common shares contributed to Somerset Regal Bank Charitable Foundation	—	—

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited consolidated financial statements of SR Bancorp, Inc. (the “Company”) have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. The consolidated financial statements are prepared on an accrual basis and include the accounts of the Company’s wholly-owned subsidiary, Somerset Regal Bank (the “Bank”) and its wholly-owned subsidiaries Somerset Investment Co. (the “Investment Co.”), RB Properties, LLC and Somerset Consumer Service Corp. (“SCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The interim consolidated financial statements reflect all adjustments, including normal and recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other period. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed commercial bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

Concentrations of Credit Risk

The Company's lending activity is concentrated in loans secured by real estate located primarily in New Jersey. Credit risk exposure in this area of lending is mitigated by adhering to conservative underwriting practices and policies, and close monitoring of the loan portfolio. The Company does not have any significant concentrations to any one industry or customer.

Notes 4 discusses the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings. The Company's portfolio consists principally of highly-rated government-sponsored agency securities.

Recent Accounting Standards Not Yet Adopted

In November 2023, FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements, which is not expected to have a material impact on our financial statements.

In December 2023, FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our consolidated financial statements, which is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-01, "Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards" ("ASU 2024-01"), clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the "Scope" and "Scope Exceptions" sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective July 1, 2025, including interim periods, and is not expected to have a material impact on our financial statements.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" ("ASU 2024-03"), requires additional expense disclosures by public entities in the notes to the financial statements. ASU 2024-03 outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization, selling costs and depreciation. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued Accounting Standards Update 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date" ("ASU 2025-01"), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on our consolidated financial statements, which is not expected to have a material impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through May 15, 2025, the date the consolidated financial statements were available to be issued.

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

During the nine months ended March 31, 2024, the Company recorded one-time merger-related expenses of $4.1 million in the consolidated statements of income (loss), consisting of $2.6 million for change in control payments, $612,000 for investment banking services, $414,000 related to the termination of a data processing contract, $99,000 for legal expenses, $42,000 for severance payments, $17,000 in other professional services and $30,000 in other miscellaneous expenses. In addition, the Company recorded a $4.2 million provision for estimated credit losses in connection with the acquired loan portfolio.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of loans acquired from Regal Bank was estimated using cash flow projections based on the remaining maturity and repricing terms. Cash flows were adjusted by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Regal Bank’s allowance for loan losses associated with the loans that were acquired. The core deposit intangible asset recognized is being amortized over its estimated useful life of approximately 10 years utilizing the sum-of-the-years digits method. The acquisition was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the Company recognizes amounts for identifiable assets acquired and liabilities assumed at their estimated acquisition date fair value. At June 30, 2024, the Company finalized its review of the acquired assets and assumed liabilities and did not record any further adjustments to the carrying value.

The fair value of retail demand and interest-bearing deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was estimated by discounting the contractual future cash flows using market rates offered for time deposits of similar remaining maturities.

3.
Earnings (Loss) Per Share

Basic earnings (loss) per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options and vested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$537	$1,063	$2,925	$(7,828)
Weighted average common shares outstanding used to calculate basic earnings per common share	8,303,795	8,790,082	8,567,520	6,187,588
Add: Dilutive effect of common stock equivalents	11,235	—	4,763	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	8,315,030	8,790,082	8,572,283	6,187,588
Basic income (loss) per common share	$0.06	$0.12	$0.34	$(1.27)
Diluted income (loss) per common share	$0.06	$0.12	$0.34	$(1.27)
Number of common stock equivalents excluded from the calculation of diluted earnings as they are anti-dilutive include:
Stock options	760,593	—	760,593	—
Restricted stock awards	209,156	—	209,156	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.
Investment Securities

The Company owned no investment securities available-for-sale at March 31, 2025 or June 30, 2024. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$88,894	$9	$(15,583)	$73,320
Federal Home Loan Mortgage Corporation	46,227	1	(7,698)	38,530
Government National Mortgage Association	235	2	—	237
Subordinated Debt	7,750	—	(504)	7,246
CMO	2,107	—	(141)	1,966
Foreign Government Bonds	200	—	—	200
Total	$145,413	$12	$(23,926)	$121,499

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

There were no purchases or sales of available-for sale securities in the three and nine months ended March 31, 2025. During the nine months ended March 31, 2024, the Company acquired $20.9 million of available-for-sale securities from the Regal Bancorp acquisition. Following the completion of the Merger, the Company sold $19.2 million of its available-for-sale portfolio, which resulted in a realized gain of $17,000 in the nine months ended March 31, 2024. The Company did not purchase or sell any other available-for-sale securities during the three and nine months ended March 31, 2024.

The amortized cost and fair value of securities held-to-maturity by contractual maturity at March 31, 2025 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	March 31, 2025
	Amortized Cost	Fair Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	7,750	7,246
Due after 10 years	—	—
Mortgage-backed securities	137,463	114,053
Total	$145,413	$121,499

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The unrealized losses as of March 31, 2025 and June 30, 2024, categorized by the length of time of continuous loss position, and the fair value of the related securities held-to-maturity are as follows:

	March 31, 2025
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$72,967	$(15,583)	$72,967	$(15,583)
Federal Home Loan Mortgage Corporation	—	—	38,500	(7,698)	38,500	(7,698)
Subordinated Debt	—	—	7,246	(504)	7,246	(504)
CMO	—	—	1,966	(141)	1,966	(141)
Total	$—	$—	$120,679	$(23,926)	$120,679	$(23,926)

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$78,160	$(16,822)	$78,160	$(16,822)
Federal Home Loan Mortgage Corporation	—	—	41,838	(8,252)	41,838	(8,252)
Government National Mortgage Association	—	—	270	(3)	270	(3)
Subordinated Debt	—	—	6,262	(1,488)	6,262	(1,488)
CMO	—	—	2,201	(222)	2,201	(222)
Total	$—	$—	$128,731	$(26,787)	$128,731	$(26,787)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net gains recognized on equity securities	$3	$1	$7	$3
Less: Net gains recognized on equity securities sold/acquired	—	—	—	—
Net unrealized gains recognized on equity securities	$3	$1	$7	$3

At March 31, 2025 and June 30, 2024, mortgage-backed securities with a carrying value of approximately $1.8 million and $1.8 million, respectively, were pledged as collateral to secure public funds on deposit. During the three and nine months ended March 31, 2025 and 2024, there were no sales of securities held-to-maturity.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.
Loans Receivable

Loans at March 31, 2025 and June 30, 2024 are summarized as follows:

	March 31, 2025	June 30, 2024
	(In thousands)
Owner occupied commercial real estate loans	$56,002	$59,968
Other commercial real estate loans	73,618	75,782
Multi-family loans	216,058	180,364
Commercial and industrial loans	11,296	12,522
Total commercial loans	356,974	328,636
Residential mortgage loans	413,918	394,723
Consumer and other loans	12,832	11,658
Total loans	783,724	735,017
Allowance for credit losses	(5,124)	(5,229)
Deferred loan costs, net	2,195	2,071
Loans receivable, net	$780,795	$731,859

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include changes in economic conditions and interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards with loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion generally require private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At March 31, 2025, commercial loans represented 45.5% of net loans, while residential mortgage, consumer and other loans represented 54.5%, nearly all of which is concentrated within our primary market area in New Jersey. The Company holds 96.8% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At March 31, 2025, the Company had no non-accrual commercial loans.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables summarize the activity in the allowance for credit losses by loan class for the three and nine months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(9)	(3)	39	—	(2)	12	37
Ending balance	$741	$193	$1,942	$132	$1,874	$242	$5,124
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$741	$193	$1,942	$132	$1,874	$242	$5,124
Loans Receivable:
Ending balance	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724

	Three Months Ended March 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,364	$533	$1,869	$146	$1,285	$21	$5,218
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(27)	(11)	40	(3)	(152)	11	(142)
Ending balance	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Loans Receivable:
Ending balance	$60,413	$75,973	$166,907	$12,358	$375,065	$11,296	$702,012
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$72	$148	$—	$220
Ending balance,
Collectively evaluated for impairment	$60,413	$75,973	$166,907	$12,286	$374,917	$11,296	$701,792

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended March 31, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(590)	(309)	(56)	(14)	699	165	(105)
Ending balance	$741	$193	$1,942	$132	$1,874	$242	$5,124
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$741	$193	$1,942	$132	$1,874	$242	$5,124
Loans Receivable:
Ending balance	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724

	Nine Months Ended March 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASU 2016-13	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,337	518	1,909	143	67	(61)	3,913
Ending balance	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$1,337	$522	$1,909	$143	$1,133	$32	$5,076
Loans Receivable:
Ending balance	$60,413	$75,973	$166,907	$12,358	$375,065	$11,296	$702,012
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$72	$148	$—	$220
Ending balance,
Collectively evaluated for impairment	$60,413	$75,973	$166,907	$12,286	$374,917	$11,296	$701,792

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,043	$7,101	$7,976	$5,377	$28,505	$—	$56,002
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,043	$7,101	$7,976	$5,377	$28,505	$—	$56,002
Other Commercial Real Estate
Risk Rating
Pass	$5,467	$1,364	$3,540	$925	$1,708	$60,614	$—	$73,618
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$5,467	$1,364	$3,540	$925	$1,708	$60,614	$—	$73,618
Multi-Family
Risk Rating
Pass	$40,123	$28,668	$28,497	$25,277	$13,355	$80,138	$—	$216,058
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$40,123	$28,668	$28,497	$25,277	$13,355	$80,138	$—	$216,058
Commercial and Industrial
Risk Rating
Pass	$89	$988	$4,242	$2,471	$61	$3,445	$—	$11,296
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$89	$988	$4,242	$2,471	$61	$3,445	$—	$11,296
Residential Mortgage
Risk Rating
Pass	$51,205	$63,573	$51,600	$73,237	$68,138	$106,165	$—	$413,918
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$51,205	$63,573	$51,600	$73,237	$68,138	$106,165	$—	$413,918
Consumer and Other
Risk Rating
Pass	$674	$1,250	$365	$742	$1,123	$1,650	$7,028	$12,832
Special mention								—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$674	$1,250	$365	$742	$1,123	$1,650	$7,028	$12,832
Total Loans
Pass	$97,558	$102,886	$95,345	$110,628	$89,762	$280,517	$7,028	$783,724
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Loans	$97,558	$102,886	$95,345	$110,628	$89,762	$280,517	$7,028	$783,724
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$7,133	$7,403	$8,210	$5,507	$1,977	$29,738	$—	$59,968
Other Commercial Real Estate
Risk Rating
Pass	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$1,379	$3,978	$3,168	$1,745	$10,938	$54,574	$—	$75,782
Multi-Family
Risk Rating
Pass	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$21,100	$29,070	$25,713	$14,135	$8,989	$81,357	$—	$180,364
Commercial and Industrial
Risk Rating
Pass	$1,225	$4,158	$2,722	$90	$1,470	$2,807	$—	$12,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,225	$4,158	$2,722	$90	$1,470	$2,857	$—	$12,522
Residential Mortgage
Risk Rating
Pass	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$69,868	$54,675	$76,714	$74,771	$30,347	$88,348	$—	$394,723
Consumer and Other
Risk Rating
Pass	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,327	$940	$810	$869	$310	$1,989	$5,413	$11,658
Total Loans
Pass	$102,032	$100,224	$117,337	$97,117	$54,031	$258,813	$5,413	$734,967
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	50	—	50
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$102,032	$100,224	$117,337	$97,117	$54,031	$258,863	$5,413	$735,017
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the amortized cost of collateral-dependent non-accrual loans by portfolio segment and type of collateral as of March 31, 2025 and June 30, 2024.

March 31, 2025
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(In thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	—	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$—	$—	$—

June 30, 2024
Type of Collateral
	Residential Property	Commercial Property	Business Assets	Total
(In thousands)
Loans:
Owner occupied commercial real estate	$—	$—	$—	$—
Other commercial real estate	—	—	—	—
Multi-family	—	—	—	—
Commercial and industrial	—	50	—	—
Residential Mortgage	—	—	—	—
Consumer and Other	—	—	—	—
Total collateral dependent loans	$—	$50	$—	$—

The following tables present the classes of loans summarized by past due status as of March 31, 2025 and June 30, 2024:

	March 31, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$56,002	$56,002
Other commercial real estate	—	—	—	—	—	73,618	73,618
Multi-family	—	—	—	—	—	216,058	216,058
Commercial and industrial	—	—	—	—	—	11,296	11,296
Residential mortgage	584	—	—	—	584	413,334	413,918
Consumer and Other	2	—	—	—	2	12,830	12,832
Total	$586	$—	$—	$—	$586	$783,138	$783,724

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

At March 31, 2025 and June 30, 2024, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

6.
Premises and Equipment

Premises and equipment at March 31, 2025 and June 30, 2024 are summarized as follows:

	March 31, 2025	June 30, 2024
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	8,988	9,181
Furniture, fixtures and equipment	5,983	5,882
Total	15,897	15,989
Accumulated depreciation	(10,925)	(10,570)
Net	$4,972	$5,419

Depreciation expense amounted to $703,000 and $520,000 for the nine months ended March 31, 2025 and 2024, respectively.

7.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of March 31, 2025, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$206	$276
Cash paid for amounts included in the measurement of lease liabilities	$226	$270

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended March 31,
	2025	2024
	(In thousands)
Operating lease cost	$661	$556
Cash paid for amounts included in the measurement of lease liabilities	$677	$543

	March 31, 2025	June 30, 2024
	(In thousands)
Right-of-use asset	$1,926	$2,311
Lease liability	$2,012	$2,403
Weighted-average remaining lease term, in years	3.73	3.57
Weighted-average discount rate	1.86%	1.70%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of March 31, 2025 are as follows:

March 31,	(Dollars in thousands)
2026	$828
2027	499
2028	368
2029	205
2030	172
Thereafter	—
Total future minimum lease payments	2,072
Less: imputed interest	(60)
Total	$2,012

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

The changes in the carrying amount of goodwill and core deposit intangibles for the nine months ended March 31, 2025 and 2024 are summarized as follows:

	Nine Months Ended March 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$28,141	$—
Acquisition of Regal Bancorp	—	29,541
Amortization expense	(1,102)	(933)
Balance at end of period	$27,039	$28,608

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Goodwill and Intangible assets at March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
	(In thousands)
Goodwill	$20,417	$20,417
Core Deposit Intangible, net of amortization	6,622	7,724
Goodwill and Intangible Assets	$27,039	$28,141

As of March 31, 2025, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2025	$331
2026	1,167
2027	951
2028	774
2029	657
Thereafter	2,742
Total	$6,622

9.
Deposits

Deposits at March 31, 2025 and June 30, 2024 consisted of the following:

	March 31, 2025	June 30, 2024
	(In thousands)
Demand accounts:
Interest-bearing	$306,935	$252,880
Noninterest-bearing	106,020	108,026
Total demand accounts	412,955	360,906
Savings and club	151,196	173,375
Certificates of deposit	271,433	272,819
Total	$835,584	$807,100

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at March 31, 2025 and June 30, 2024 amounted to approximately $25.2 million and $21.9 million, respectively. Uninsured deposits of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

At March 31, 2025, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending March 31, 2026	$246,834
Year ending March 31, 2027	18,433
Year ending March 31, 2028	3,862
Year ending March 31, 2029	1,371
Year ending March 31, 2030	933
Total	$271,433

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.
Borrowings

The Company can borrow overnight funds from the Federal Home Loan Bank ("FHLB") under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At March 31, 2025 and June 30, 2024, the Company's maximum borrowing capacity was $100.0 million.

At March 31, 2025, the Company had a $30.0 million advance with the Federal Home Loan Bank of New York at a fixed rate of 4.48%, which matures on May 5, 2025. At June 30, 2024, the Company had no outstanding borrowings.

At March 31, 2025 and June 30, 2024, the Company's Board of Directors authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing. The Company had no outstanding borrowings from the FRB-NY at March 31, 2025 or June 30, 2024, respectively.

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

At March 31, 2025, total unfunded loan-related commitments, including lines of credit, amounted to $58.7 million, comprised of $37.1 million for unused equity lines of credit and $21.6 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income. The Company recorded $40,000 and $0 expense for the nine months ended March 31, 2025 and 2024, respectively. The balance for unfunded commitments was $40,000 at March 31, 2025 and $0 at June 30, 2024.

12.
Stock-Based Compensation

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of March 31, 2025, there were 266,286 shares available for future grants.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

On January 29, 2025 and February 5, 2025, the Company granted 465,889 and 57,009, respectively, of stock options to certain officers and employees of the company with a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grants:

Date of grant	January 29, 2025	February 5, 2025
Options granted	465,889	57,009
Exercise price	$12.50	$12.36
Vesting period (years)	5.00	5.00
Expiration date	January 29, 2035	February 5, 2035
Expected Volatility(1)	27.87%	27.87%
Expected term (years)(2)	6.50	6.50
Expected dividend yield(3)	0.00%	0.00%
Forfeiture rate	0.00%	0.00%
Risk free rate of return(4)	4.44%	4.33%
Fair value per option	$4.82	$4.73

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

The following table represents stock option activities for the period indicated:

	Three Months Ended March 31, 2025				Nine Months Ended March 31, 2025
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(In thousands)				(In thousands)
Balance at beginning of period	237,695	$11.04	9.89	$—	—	$—	—	—
Granted	522,898	12.48	9.83	—	760,593	12.03	9.89	—
Exercised	—	—	—	—	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Forfeited or expired	—	—	—	—	—	—	—	—
Balance at end of period	760,593	$12.03	9.77	$212	760,593	$12.03	9.77	$212

Exercisable at end of period	—	$—	—	$—	—	$—	—	$—

The aggregate intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Restricted Stock Awards

On January 29, 2025 and February 5, 2025, the Company granted 186,356 and 22,800, respectively, of restricted stock awards to certain officers and employees. The restricted stock awards vest in equal annual installments over a five-year period. The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of the Company’s stock on the date of grant.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table represents information regarding restricted stock award activities for the periods indicated:

	Three Months Ended March 31, 2025		Nine Months Ended March 31, 2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at beginning of period	95,075	$11.04	—	$—
Granted	209,156	12.48	304,231	12.03
Vested	—	—	—	—
Forfeited	—	—	—	—
Balance at end of period	304,231	$12.03	304,231	$12.03

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the period indicated:

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
	(In thousands)	(In thousands)
Stock-based compensation expense
Stock options	$134	$151
Restricted stock awards	140	157
Total stock-based compensation expense	$274	$308
Related tax benefits recognized in earnings	$77	$87

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of March 31, 2025:

	Amount	Weighted Average Period (years)
	(In thousands)
Stock options	$3,372	4.78
Restricted stock awards	3,504	4.78
Total	$6,876

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of March 31, 2025, the Bank met all capital adequacy requirements to which it is subject. As of March 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
March 31, 2025
Tier 1 capital (to average total assets)	$164,734	15.86%	$93,492	9.00%
June 30, 2024:
Tier 1 capital (to average total assets)	$170,364	16.83%	$91,122	9.00%

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024, the fair value measurements by level within the fair value hierarchy used are as follows:

	March 31, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	32	—	—	32
Total	$32	$—	$—	$32

	June 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	25	—	—	25
Total	$25	$—	$—	$25

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

There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2025 and 2024.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at March 31, 2025 and June 30, 2024, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	March 31, 2025
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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$62,224	$62,224	$62,224	$—	$—
Securities held-to-maturity, at amortized cost	145,413	121,499	—	121,499	—
Restricted equity securities, at cost	2,581	2,581	—	2,581	—
Loans receivable, net	780,795	748,761	—	—	748,761
Accrued interest receivable	2,964	2,964	—	2,964	—
Financial Liabilities:
Deposits	835,584	750,888	—	750,888	—
Borrowings	30,000	30,000	—	30,000	—

	June 30, 2024
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$45,909	$45,909	$45,909	$—	$—
Securities held-to-maturity, at amortized cost	156,144	129,436	—	129,436	—
Restricted equity securities, at cost	1,231	1,231	—	1,231	—
Loans receivable, net	731,859	696,757	—	—	696,757
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial Liabilities:		—
Deposits	807,100	704,566	—	704,566	—
Borrowings	—	—	—	—	—

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

Borrowed Funds

The fair value of federal funds purchased is equal to the amount borrowed. The fair value of FRB-NY or FHLB advances represents contractual repayments discounted using interest rates currently available for borrowings with similar characteristics and remaining maturities. The discount rates used are representative of approximate rates currently offered on borrowings with similar characteristics and maturities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of March 31, 2025 and the results of operations for the three and nine months ended March 31, 2025 and 2024 (“MD&A”) should be read in conjunction with the consolidated audited financial statements, including notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission, and the other information therein and in conjunction with the Consolidated Statements of Financial Condition as of March 31, 2025, the Consolidated Statements of Income (Loss), the Consolidated Statements of Comprehensive Income (Loss), the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three and nine months ended March 31, 2025 and 2024, which are unaudited. The Consolidated Statement of Financial Condition as of June 30, 2024 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2024. The consolidated financial statements include, in the opinion of management, all adjustments considered necessary for a fair presentation of such data. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “the Bank” and “the Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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
•
statements regarding our business plans, prospects, financial performance, growth and operating strategies;
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
•
the failure to maintain current technologies and/or to successfully implement future information technology enhancements;
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

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition and results of operation, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes noted above in "Forward-Looking Statements." Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this document.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we plan to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

Goodwill and Other Intangible Assets: Our intangible assets consist of goodwill and core deposit intangibles. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment, or more often if events or circumstances indicate it may be impaired. We may elect to perform a qualitative assessment as a part of the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

During the year ended June 30, 2024, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2024. As of March 31, 2025, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at March 31, 2025 and June 30, 2024

Total Assets. Total assets increased $53.1 million, or 5.2%, to $1.07 billion at March 31, 2025 from $1.02 billion at June 30, 2024. The increase was primarily driven by new loan originations, resulting in a net increase of $48.9 million in loans receivable and a $16.3 million increase in cash, partially offset by a $10.7 million decrease in securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $16.3 million, or 35.5%, to $62.2 million at March 31, 2025 from $45.9 million at June 30, 2024, primarily due to borrowings of $30.0 million from the Federal Home Loan Bank of New York during the nine months ended March 31, 2025, a $28.5 million increase in deposits and the maturity of securities, offset by increased loan originations.

Securities. Securities held-to-maturity decreased $10.7 million, or 6.9%, to $145.4 million at March 31, 2025 from $156.1 million at June 30, 2024. The decrease was primarily due to principal repayments and maturities.

Loans. Loans receivable, net, increased $48.9 million, or 6.7%, to $780.8 million at March 31, 2025 from $731.9 million at June 30, 2024, driven by an increase in residential mortgage loans of $19.2 million and an increase in multi-family commercial loans of $28.3 million through an increased emphasis on this type of lending. Commercial loans (consisting of multi-family and commercial real estate loans and commercial and industrial loans) accounted for 45.5% of loans at March 31, 2025. For further information about our loans, see "Lending Activities" below.

Bank Owned Life Insurance. Bank owned life insurance increased $783,000, or 2.1%, to $37.9 million at March 31, 2025 from $37.1 million at June 30, 2024 due to an increase in the cash surrender value of the underlying assets.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the Merger totaled $27.0 million at March 31, 2025 compared to $28.1 million at June 30, 2024. The decrease was due to the amortization of the core deposit intangible.

Total Liabilities. Total liabilities increased $57.5 million, or 7.0%, to $878.8 million at March 31, 2025 from $821.4 million at June 30, 2024. The increase was primarily due to a $30.0 million advance from the Federal Home Loan Bank of New York and a $28.5 million increase in deposits.

Deposits. Deposits increased $28.5 million, or 3.5%, to $835.6 million at March 31, 2025 from $807.1 million at June 30, 2024. Increases in interest-bearing deposit accounts resulted from the Bank raising rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. At March 31, 2025, $106.0 million, or 12.7%, of total deposits consisted of noninterest-bearing deposits. At March 31, 2025, $133.9 million, or 16.0%, of total deposits were uninsured.

Borrowings. During the nine months ended March 31, 2025, the Bank borrowed $30.0 million from the Federal Home Loan Bank of New York to provide additional liquidity to fund new loans. Such borrowings remained outstanding at March 31, 2025. At June 30, 2024, there were no outstanding borrowings.

Total Equity. Total equity decreased $4.4 million, or 2.2%, to $195.1 million at March 31, 2025 from $199.5 million at June 30, 2024. The decrease was primarily due to the repurchase of 627,461 shares of common stock at a cost of $7.3 million, partially offset by net earnings of $2.9 million.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, a significant portion of our loan portfolio was concentrated in residential loans. The Merger greatly expanded our commercial loan portfolio and commercial lending capabilities. At March 31, 2025, residential mortgage loans comprised 52.8% of our total loan portfolio and commercial loans comprised 45.5%, which largely consisted of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2025		June 30, 2024
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$56,002	7.15%	$59,968	8.16%
Other commercial real estate loans	73,618	9.39%	75,782	10.31%
Multi-family loans	216,058	27.57%	180,364	24.54%
Commercial and industrial loans	11,296	1.44%	12,522	1.70%
Total commercial loans	356,974	45.55%	328,636	44.71%
Residential mortgage loans	413,918	52.81%	394,723	53.70%
Consumer and other loans	12,832	1.64%	11,658	1.59%
Total loans	783,724	100.00%	735,017	100.00%
Allowance for credit losses	(5,124)		(5,229)
Net deferred loan origination fees	2,195		2,071
Loans, net	$780,795		$731,859

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at March 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Amounts due in:
One year or less	$72	$895	$120	$3,339	$157	$7,282	$11,865
After one through five years	831	6,207	23,752	3,317	6,070	807	40,984
After five through 15 years	17,517	26,843	81,633	2,388	78,422	4,088	210,891
More than 15 years	37,582	39,673	110,553	2,252	329,269	655	519,984
Total	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at March 31, 2025 that are contractually due after March 31, 2026.

	Due After March 31, 2026
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$55,930	$55,930
Other commercial real estate loans	—	72,723	72,723
Multi-family loans	—	215,938	215,938
Commercial and industrial loans	—	7,957	7,957
Total commercial loans	$—	$352,548	$352,548
Residential mortgage loans	323,666	90,095	413,761
Consumer and other loans	2,925	2,625	5,550
Total loans	$326,591	$445,268	$771,859

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	March 31, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$56,002	$56,002
Other commercial real estate	—	—	—	—	—	73,618	73,618
Multi-family	—	—	—	—	—	216,058	216,058
Commercial and industrial	—	—	—	—	—	11,296	11,296
Residential mortgage	584	—	—	—	584	413,334	413,918
Consumer and Other	2	—	—	—	2	12,830	12,832
Total	$586	$—	$—	$—	$586	$783,138	$783,724

	June 30, 2024
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and Other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. The Bank had no loan modifications to borrowers experiencing financial difficulty as of March 31, 2025 or June 30, 2024.

	March 31, 2025	June 30, 2024
	(In thousands)
Non-accrual loans:
Residential mortgage loans	$—	$—
Commercial loans	—	50
Total non-accrual loans	—	50
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	—	50
Real estate owned	—	—
Total non-performing assets	$—	$50
Total non-performing loans to total loans	—%	0.01%
Total non-accrual loans to total loans	—%	0.01%
Total non-performing assets to total assets	—%	—%

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb the lifetime expected credit losses. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K as of and for the year ended June 30, 2024 and in this Form 10-Q. The allowance for credit losses as of March 31, 2025 and June 30, 2024 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

	March 31, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$741	14.46%	7.15%	0.09%
Other commercial real estate loans	193	3.77%	9.39%	0.02%
Multi-family loans	1,942	37.90%	27.57%	0.25%
Commercial and industrial loans	132	2.58%	1.44%	0.02%
Residential mortgage loans	1,874	36.57%	52.81%	0.24%
Consumer and other loans	242	4.72%	1.64%	0.03%
Total allocated allowance	5,124	100.00%	100.00%	0.65%
Unallocated	—
Total	$5,124
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.65%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$1,331	25.46%	8.16%	0.18%
Other commercial real estate loans	502	9.60	10.31	0.07
Multi-family loans	1,998	38.21	24.54	0.27
Commercial and industrial loans	146	2.79	1.70	0.02
Residential mortgage loans	1,175	22.47	53.70	0.16
Consumer and other loans	77	1.47	1.59	0.01
Total allocated allowance	5,229	100.00%	100.00%	0.71%
Unallocated	—
Total	$5,229
Allowance to non-performing loans	10458.00%
Allowance to total loans outstanding at the end of the year	0.71%
Net (charge-offs) recoveries to average loans outstanding during the year	—

Investment Activities

General. The goals of our investment policy are to maximize portfolio yield over the long term in a manner that is consistent with minimizing risk, and to meet liquidity needs, pledging requirements, and asset/liability management and interest rate risk strategies. We monitor the balance of our investment securities portfolio based on loan demand, our asset/liability management and interest rate risk analysis and our liquidity needs.

At March 31, 2025 and June 30, 2024, our investment portfolio consisted of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis and our residential mortgage-backed securities at March 31, 2025:

	March 31, 2025
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Due within one year	$—	$—
Due after one year through five years	200	200	4.40%
Due after five years through ten years	7,750	7,246	3.10%
Due after ten years
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	135,121	111,850	1.66%
Issued by GNMA	235	237	4.87%
CMO	2,107	1,966	2.50%
Total	$145,413	$121,499

For additional information regarding our investment securities portfolio, see Note 4 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At March 31, 2025 and June 30, 2024, we held $33.0 million and $22.2 million, respectively, of accounts from a variety of local municipal relationships, which are protected under a New Jersey supplemental insurance program with collateralized assets. At March 31, 2025 and June 30, 2024, we had no brokered deposits.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a business checking account designed for small businesses, and savings and money market accounts. We offer bill payment services through our online banking system.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	March 31, 2025			June 30, 2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(In thousands)
Non-interest-bearing demand deposits	$106,020	12.69%	—%	$108,026	13.39%	—%
Interest-bearing demand deposits	306,935	36.73	1.81	252,880	31.33	1.13
Savings and club accounts	151,196	18.10	0.06	173,375	21.48	0.07
Time deposits	271,433	32.48	3.65	272,819	33.80	3.81
Total	$835,584	100.00%		$807,100	100.00%

As of March 31, 2025 and June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $133.9 million and $109.7 million, respectively. In addition, as of March 31, 2025 and June 30, 2024, the aggregate amount of all our uninsured certificates of deposit was $25.2 million and $21.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. Uninsured deposits of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	March 31, 2025	June 30, 2024
	(In thousands)
Maturity Period:
Three months or less	$7,216	$4,050
Over three through six months	6,027	5,733
Over six through twelve months	11,231	8,813
Over twelve months	749	3,351
Total	$25,223	$21,947

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

General. Net income decreased $526,000, or 49.5%, to $537,000 for the three months ended March 31, 2025 from $1.1 million for the three months ended March 31, 2024. Net income for the three months ended March 31, 2025 included $575,000 of net accretion income related to fair value adjustments resulting from the Merger. Net income for the three months ended March 31, 2024 included $242,000 of merger-related costs, offset by $1.4 million of net accretion income related to fair value adjustments.

Interest Income. Interest income decreased $165,000, or 1.4%, to $11.5 million for the three months ended March 31, 2025 from $11.6 million for the three months ended March 31, 2024. The decrease resulted from a $513,000, or 51.1%, decrease in interest income on interest bearing deposits at other banks and a $179,000, or 23.0%, decrease in interest income on securities, partially offset by a $527,000, or 5.4%, increase in interest income on loans. The increase in the interest income on loans was due to a $71.5 million increase in the average balance of loans from $707.1 million for the three months ended March 31, 2024 to $778.6 million for the three months ended March 31, 2025, offset in part by a 23 basis point decrease in the yield on loans in a lower interest rate environment. The decrease in interest income on securities was due to a $48.2 million decrease in the average balance of securities resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of a balance sheet repositioning, which resulted in a two basis point increase in the yield notwithstanding the lower interest rate environment.

Interest Expense. Interest expense increased $919,000, or 27.2%, to $4.3 million for the three months ended March 31, 2025 from $3.4 million for the three months ended March 31, 2024, due to a $981,000 increase in interest expense on interest-bearing demand deposits and a $156,000 increase in interest expense on borrowings, offset in part by a decrease in interest expense on certificates of deposit of $203,000 primarily resulting from a 28 basis point decrease in the average rate. The increase in interest expense on interest-bearing demand deposits was due to an increase of $101.5 million, or 49.9%, in the average balance and an increase of 106 basis points in the cost of interest-bearing deposits to 1.75% for the three months ended March 31, 2025 from 0.69% for the three months ended March 31, 2024 as the Bank raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. Interest expense on borrowings also increased by $156,000 due to a higher average outstanding balance and higher average rates paid.

Net Interest Income. Net interest income decreased $1.1 million, or 13.1%, to $7.2 million for the three months ended March 31, 2025 from $8.3 million for the three months ended March 31, 2024. Net interest rate spread decreased 58 basis points to 2.25% for the three months ended March 31, 2025 from 2.83% for the three months ended March 31, 2024. Net interest margin decreased 49 basis points to 2.82% for the three months ended March 31, 2025 from 3.31% for the three months ended March 31, 2024. Net interest-earning assets decreased $2.9 million, or 1.1%, to $258.8 million for the three months ended March 31, 2025 from $261.8 million for the three months ended March 31, 2024. The decrease in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing while the yield on interest-earning assets decreased.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $101,000 and $134,000 for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$778,572	$10,346	5.32%	$707,072	$9,819	5.55%
Securities	149,628	600	1.60%	197,810	779	1.58%
Other	90,478	537	2.37%	93,741	1,050	4.48%
Total interest-earning assets	1,018,678	11,483	4.51%	998,623	11,648	4.67%
Noninterest-earning assets	47,157			78,881
Total assets	$1,065,835			$1,077,504
Interest-bearing liabilities:
Savings and club accounts	$151,684	23	0.06%	$239,847	38	0.06%
Interest-bearing demand accounts	304,808	1,332	1.75%	203,285	351	0.69%
Certificates of deposit	273,339	2,561	3.75%	274,354	2,764	4.03%
Total interest-bearing deposits	729,831	3,916	2.15%	717,486	3,153	1.76%
Federal Home Loan Bank advances	30,000	383	5.11%	—	—	—
Other borrowings	—	—	—	19,355	227	4.69%
Total interest-bearing liabilities	759,831	4,299	2.26%	736,841	3,380	1.83%
Noninterest-bearing deposits	104,850			118,535
Other noninterest-bearing liabilities	11,715			21,537
Total liabilities	876,396			876,913
Equity	189,439			200,591
Total liabilities and equity	$1,065,835			$1,077,504
Net interest income		$7,184			$8,268
Net interest rate spread			2.25%			2.83%
Net interest-earning assets (2)	$258,847			$261,782
Net interest margin (3)			2.82%			3.31%
Average interest-earning assets to interest- bearing liabilities	134.07%			135.53%

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

	Three Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$993	$(466)	$527
Securities	(190)	11	(179)
Other	(37)	(476)	(513)
Total interest-earning assets	766	(931)	(165)
Interest-bearing liabilities:
Savings and club accounts	(14)	(1)	(15)
Interest-bearing accounts	175	806	981
Certificates of deposit	(10)	(193)	(203)
Federal Home Loan Bank advances	383	—	383
Other borrowings	(227)	—	(227)
Total interest-bearing liabilities	(76)	995	919
Change in net interest income	$842	$(1,926)	$(1,084)

Provision for Credit Losses. The Bank establishes provisions for credit losses, which are charged to operations to maintain the allowance for credit losses at a level it considers necessary to absorb probable credit losses attributable to loans that are reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, the Bank considers, among other things, past and current loss experience, evaluations of real estate collateral, economic conditions, the amount and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent, classified and criticized loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. The Bank assesses the allowance for credit losses and records provisions for credit losses on a quarterly basis.

The Bank recorded a provision for credit losses of $37,000 during the three months ended March 31, 2025 reflecting the loan growth during the period, compared to a recovery for credit losses of $142,000 for the three months ended March 31, 2024. The Bank had no charge-offs for the three months ended March 31, 2025 and no non-performing loans at March 31, 2025 compared to no charge-offs for the three months ended March 31, 2024 and $220,000 of non-performing loans at March 31, 2024. The Bank’s allowance for credit losses as a percentage of total loans was 0.65% at March 31, 2025 compared to 0.72% at March 31, 2024.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$230	$193	$37	19.2%
Increase in cash surrender value of bank- owned life insurance	259	247	12	4.9%
Fees and service charges on loans	35	36	(1)	(2.8)%
Unrealized gain on equity securities	3	1	2	200.0%
Realized gain on sale of securities	—	19	(19)	(100.0)%
Other	14	20	(6)	(30.0)%
Total noninterest income	$541	$516	$25	4.8%

Noninterest income increased $25,000, or 4.8%, to $541,000 for the three months ended March 31, 2025 from $516,000 for the three months ended March 31, 2024, primarily as a result of an increase of $37,000 in service charges and fees, offset by a decrease of $19,000 in realized gain on sale of investments.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$3,681	$3,631	$50	1.4%
Occupancy	557	772	(215)	(27.8)%
Furniture and equipment	346	285	61	21.4%
Data processing	552	951	(399)	(42.0)%
Advertising	97	75	22	29.3%
Federal deposit insurance premiums	120	120	—	—
Directors fees	93	103	(10)	(9.7)%
Professional fees	467	357	110	30.8%
Insurance	133	165	(32)	(19.4)%
Telephone, postage and supplies	197	210	(13)	(6.2)%
Other expenses	819	902	(83)	(9.2)%
Total noninterest expense	$7,062	$7,571	$(509)	(6.7)%

Noninterest expense decreased $509,000, or 6.7%, to $7.1 million for the three months ended March 31, 2025 from $7.6 million for the three months ended March 31, 2024, due to a $399,000, or 42.0%, decrease in data processing expenses, as the 2024 period included $242,000 of one-time deconversion fees related to the Merger, and a $215,000, or 27.8%, decrease in occupancy expenses driven by the consolidation of branch offices, offset by an increase in professional fees of $110,000 primarily due to the costs of becoming compliant with the additional audit and reporting requirements under FDICIA, attendant with exceeding the $1 billion asset threshold.

Income Tax Expense. The provision for income taxes was $89,000 for the three months ended March 31, 2025, compared to $292,000 for the three months ended March 31, 2024. The Bank’s effective tax rate was 14.2% for the three months ended March 31, 2025 compared to 21.5% for the three months ended March 31, 2024.

Comparison of Operating Results for the Nine Months Ended March 31, 2025 and 2024

General. Net income increased $10.7 million, or 137.4%, to $2.9 million for the nine months ended March 31, 2025 from a net loss of $7.8 million for the nine months ended March 31, 2024. Net income for the nine months ended March 31, 2025 included $2.4 million of net accretion income related to fair value adjustments resulting from the Merger. Net income for the nine months ended March 31, 2024 included a $5.4 million charitable contribution and $4.1 million of merger-related costs, offset by $2.9 million of net accretion income related to fair value adjustments.

Interest Income. Interest income increased $5.0 million, or 17.0%, to $34.5 million for the nine months ended March 31, 2025 from $29.5 million for the nine months ended March 31, 2024 due to a 22 basis point increase in the yield on interest-earning assets and a $103.2 million increase in the average balance of interest-earning assets. The increase resulted from a $7.3 million, or 30.8%, increase in interest income on loans due to the increased size of the loan portfolio, largely as a result of the Merger as well as subsequent loan growth, and a higher average yield on the loan portfolio due to higher market rates and an increased proportion of higher-yielding commercial real estate loans, offset by a $641,000 decrease in interest income on securities, and a $1.7 million decrease in interest income from other interest-earning assets, in each case due to lower average balances and a lower interest rate environment. The decrease in interest income on securities was due to a $48.4 million decrease in the average balance of securities, resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of a balance sheet repositioning, that resulted in only a three basis point decrease in the average yield on securities notwithstanding the lower interest rate environment.

Interest Expense. Interest expense increased $4.4 million, or 55.1%, to $12.5 million for the nine months ended March 31, 2025 from $8.0 million for the nine months ended March 31, 2024 primarily due to a $3.0 million increase in interest expense on demand accounts. Interest expense on interest-bearing demand deposits increased due to an increase of $107.9 million in the average balance and an increase of 126 basis points in the cost of interest-bearing deposits to 1.63% for the nine months ended March 31, 2025 from 0.37% for the nine months ended March 31, 2024 as the Bank raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. Interest expense on certificates of deposit increased $1.3 million as the average balance on certificates of deposit increased $34.0 million, or 14.0%, to $275.8 million for the nine months ended March 31, 2025 from $241.8 million for the nine months ended March 31, 2024 due to the highly competitive interest rate environment in our market area. Interest expense on borrowings also increased by $135,000 due to a higher average outstanding balance and higher average rates paid.

Net Interest Income. Net interest income increased $585,000, or 2.7%, to $22.0 million for the nine months ended March 31, 2025 from $21.4 million for the nine months ended March 31, 2024. Net interest rate spread decreased 40 basis points to 2.34% for the nine months ended March 31, 2025 from 2.74% for the nine months ended March 31, 2024. Net interest margin decreased 25 basis points to 2.93% for the nine months ended March 31, 2025 from 3.18% for the nine months ended March 31, 2024. Net interest-earning assets increased $22.9 million, or 9.6%, to $262.2 million for the nine months ended March 31, 2025 from $239.3 million for the nine months ended March 31, 2024. The decreases in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing at a higher rate than the yield on interest-earning assets.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $168,000 and $250,000 for the nine months ended March 31, 2025 and 2024, respectively.

	Nine Months Ended March 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$765,989	$31,069	5.41%	$607,947	$23,760	5.21%
Securities	153,419	1,848	1.61%	201,799	2,489	1.64%
Other	83,665	1,578	2.51%	90,070	3,228	4.78%
Total interest-earning assets	1,003,073	34,495	4.59%	899,816	29,477	4.37%
Noninterest-earning assets	48,887			68,098
Total assets	$1,051,960			$967,914
Interest-bearing liabilities:
Savings and club accounts	$155,746	71	0.06%	$219,611	84	0.05%
Interest-bearing demand accounts	287,152	3,500	1.63%	179,242	504	0.37%
Certificates of deposit	275,776	8,065	3.90%	241,804	6,750	3.72%
Total interest-bearing deposits	718,674	11,636	2.16%	640,657	7,338	1.53%
Federal Home Loan Bank advances	22,206	842	5.06%	—	—	—
Other borrowings	—	—	—	19,887	707	4.74%
Total interest-bearing liabilities	740,880	12,478	2.25%	660,544	8,045	1.62%
Noninterest-bearing deposits	104,975			110,281
Other noninterest-bearing liabilities	13,921			18,832
Total liabilities	859,776			789,657
Equity	192,184			178,257
Total liabilities and equity	$1,051,960			$967,914
Net interest income		$22,017			$21,432
Net interest rate spread			2.34%			2.74%
Net interest-earning assets (2)	$262,193			$239,271
Net interest margin (3)			2.93%			3.18%
Average interest-earning assets to interest- bearing liabilities	135.39%			136.22%

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

	Nine Months Ended March 31,
	2025 vs. 2024
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$6,177	$1,132	$7,309
Securities	(597)	(44)	(641)
Other	(230)	(1,420)	(1,650)
Total interest-earning assets	5,350	(332)	5,018
Interest-bearing liabilities:
Savings and club accounts	(24)	11	(13)
Interest-bearing accounts	303	2,693	2,996
Certificates of deposit	948	367	1,315
Federal Home Loan Bank advances	842	—	842
Other borrowings	(707)	—	(707)
Total interest-bearing liabilities	520	3,913	4,433
Change in net interest income	$4,830	$(4,245)	$585

Provision for Credit Losses. The Bank recorded a recovery for credit losses of $105,000 for the nine months ended March 31, 2025 as compared to a provision for credit losses of $3.9 million for the nine months ended March 31, 2024. The recovery reflects updates made to model assumptions in the calculation of the Bank's allowance for credit losses. The Bank had no charge-offs during the nine months ended March 31, 2025 and no non-performing loans at March 31, 2025 compared to no charge-offs for the nine months ended March 31, 2024 and $220,000 of non-performing loans at March 31, 2024. The Bank’s allowance for credit losses as a percentage of total loans was 0.65% at March 31, 2025 compared to 0.72% at March 31, 2024.

Noninterest Income. Noninterest income was as follows:

	Nine Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$782	$576	$206	35.8%
Increase in cash surrender value of bank- owned life insurance	783	655	128	19.5%
Fees and service charges on loans	128	47	81	172.3%
Unrealized gain on equity securities	7	3	4	133.3%
Realized gain on sale of securities	—	33	(33)	(100.0)%
Realized gain on sale of loans	51	—	51	100.0%
Other	214	80	134	167.5%
Total noninterest income	$1,965	$1,394	$571	41.0%

Noninterest income increased $571,000, or 41.0%, to $2.0 million for the nine months ended March 31, 2025 from $1.4 million for the nine months ended March 31, 2024, primarily as a result of an increase of $206,000 in service charges and fees, and a $128,000 increase in the cash surrender value of bank owned life insurance resulting from an increase in the average balance of the underlying assets, for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024.

Noninterest Expense. Noninterest expense was as follows:

	Nine Months Ended March 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$10,288	$12,050	$(1,762)	(14.6)%
Occupancy	1,681	1,674	7	0.4%
Furniture and equipment	924	674	250	37.1%
Data processing	1,642	2,392	(750)	(31.4)%
Advertising	264	204	60	29.4%
Federal deposit insurance premiums	360	348	12	3.4%
Directors fees	287	288	(1)	(0.3)%
Professional fees	1,423	1,775	(352)	(19.8)%
Insurance	451	389	62	15.9%
Telephone, postage and supplies	569	391	178	45.5%
Other expenses	2,497	7,799	(5,302)	(68.0)%
Total noninterest expense	$20,386	$27,984	$(7,598)	(27.2)%

Noninterest expense decreased $7.6 million, or 27.2%, to $20.4 million for the nine months ended March 31, 2025 from $28.0 million for the nine months ended March 31, 2024, primarily as a result of the $5.4 million charitable contribution made during the nine months ended March 31, 2024, a $1.8 million, or 14.6%, decrease in salaries and employee benefits resulting from one-time change in control payments incurred during the nine months ended March 31, 2024 and a $750,000, or 31.4%, decrease in data processing expense due to a $414,000 early termination fee and a $242,000 deconversion fee incurred during the nine months ended March 31, 2024, all related to the Merger.

Income Tax Expense. The provision for income taxes was $776,000 for the nine months ended March 31, 2025, compared to a benefit of $1.2 million for the nine months ended March 31, 2024, resulting from a net operating loss due to Merger related expenses. The Bank’s effective tax rate was 21.0% for the nine months ended March 31, 2025 compared to 13.7% for the nine months ended March 31, 2024.

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

The table below sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$105,237	$(88,160)	(45.58)%
+300	130,190	(63,206)	(32.68)%
+200	154,697	(38,699)	(20.01)%
+100	178,000	(15,397)	(7.96)%
—	193,397	—	—
-100	203,263	9,867	5.10%
-200	208,389	14,992	7.75%
-300	209,902	16,505	8.53%
-400	208,074	14,677	7.59%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 20.01% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.75% increase in EVE.

Change in Net Interest Income. The following table sets forth, at March 31, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2025
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(In thousands)
+400	$26,126	$(6,563)	$31,343	$(5,311)
+300	28,029	(4,660)	33,339	(3,315)
+200	30,474	(2,215)	36,242	(412)
+100	33,238	550	38,344	1,690
—	32,688	—	36,654	—
-100	31,369	(1,320)	33,302	(3,353)
-200	29,801	(2,888)	29,462	(7,192)
-300	27,918	(4,771)	25,026	(11,628)
-400	25,688	(7,000)	20,086	(16,568)

The table above indicates that at March 31, 2025, we would have experienced a 6.77% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.83% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At March 31, 2025, this ratio was 7.4%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2025.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2025, cash and cash equivalents totaled $62.2 million.

At March 31, 2025, we had $58.7 million in outstanding loan commitments and $37.1 million of unused lines of credit. Certificates of deposit due within one year of March 31, 2025 totaled $246.8 million, or 29.5%, of total deposits. If these deposits do not remain with us, we will be required to seek other funding sources, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after March 31, 2026. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the nine months ended March 31, 2025, we originated $77.2 million of loans and purchased $31.0 million. We had no purchases of securities classified as held-to-maturity during the nine months ended March 31, 2025.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $28.5 million, or 3.5%, to $835.6 million at March 31, 2025 from $807.1 million at June 30, 2024 due primarily to increases in interest-bearing deposit accounts that were offset in part by decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area.

We had outstanding borrowings of $30.0 million as of March 31, 2025 and none as of June 30, 2024. We repurchased $7.3 million of our common stock in the nine-month period ended March 31, 2025.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2025, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 13 of the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2025. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended March 31, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1 - January 31, 2025	177,992	$11.98	177,992	425,744
February 1 - February 28, 2025	65,624	12.34	65,624	360,120
March 1 - March 31, 2025	36,788	11.77	36,788	323,332
Three months ended March 31, 2025	280,404		280,404

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

SR Bancorp, Inc.

Date: May 15, 2025	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: May 15, 2025	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer