Form 10-K
period 2025-06-30
SR Bancorp, Inc.
filed 2025-09-29
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $105,951,648.

The number of shares of Registrant’s Common Stock outstanding as of September 22, 2025 was 8,707,164.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

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

At June 30, 2025, SR Bancorp had total assets of $1.08 billion, deposits of $846.0 million and total stockholders' equity of $193.8 million.

The Company became the holding company for Somerset Regal Bank as part of the mutual-to-stock conversion of Somerset Savings Bank, SLA as described below.

In the future, SR Bancorp may acquire or organize other entities or operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Our website address is www.somersetregalbank.com. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on our website is not to be considered a part of this document.

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

Merger with Regal Bancorp, Inc. and Regal Bank

On September 19, 2023, SR Bancorp acquired Regal Bancorp, Inc. Immediately following that acquisition, Regal Bank, the wholly-owned subsidiary of Regal Bancorp, was merged with and into Somerset Savings Bank, which was renamed Somerset Regal Bank (collectively, the “Merger”). In connection with the Merger, Regal Bancorp’s shareholders received $23.00 in cash for each share of Regal Bancorp common stock they owned. The aggregate cost of the Merger was approximately $69.5 million. The acquisition of Regal Bancorp and Regal Bank expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey.

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

The markets served by Somerset Regal Bank encompass a broad geographic area in central and northern New Jersey. The market areas served by Somerset Regal Bank have highly developed and diverse economies. Pharmaceutical, life sciences, financial services, technology and transportation and logistics companies are among the largest employment sectors in the counties served by Somerset Regal Bank.

Population and household data indicate that the market areas served by Somerset Regal Bank’s branches are a mix of urban and suburban markets. Middlesex County is the most populous county with a total population of 890,000, while Hunterdon County is the least populous county with a total population of 132,000.

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

A comparison of household income distribution measures provides another indication of the relative affluence of Hunterdon, Morris and Somerset Counties, which maintained significantly higher percentages of households with incomes above $100,000 compared to the U.S and New Jersey. None of the primary market area counties maintained a lower percentage of households with incomes above $100,000 compared to the U.S, while Essex, Middlesex and Union Counties maintained a lower percentage of households with incomes above $100,000 compared to New Jersey.

At June 30, 2025, Somerset Regal Bank maintained its largest balance of deposits in Somerset County, where it maintains its headquarters and maintains its largest branch presence. Based on June 30, 2025 deposit data, Somerset Regal Bank’s $364.6 million of deposits provided for a 2.1% market share of bank and thrift deposits in Somerset County, which was the nineth largest market share out of 20 financial institutions in the market.

Competition

We face significant competition for deposits and loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our market area, including commercial banks, savings banks, savings and loan associations and credit unions, and from other financial service companies such as brokerage firms and insurance companies. Several large holding companies operate banks in our market area, and these institutions are significantly larger than us and, therefore, have significantly greater resources. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

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

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, we have had a significant portion of our loan portfolio concentrated in residential loans, including one- to four-family residential loans. Our merger with Regal Bank greatly expanded our commercial loan portfolio and commercial lending capabilities. At June 30, 2025, residential mortgage loans comprised 53.4% of our total loan portfolio and commercial loans comprised 45.0%, which largely consisted of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2025		2024
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$55,127	6.89%	$59,968	8.16%
Other commercial real estate loans	72,542	9.07%	75,782	10.31%
Multi-family loans	219,934	27.48%	180,364	24.54%
Commercial and industrial loans	12,253	1.53%	12,522	1.70%
Total commercial loans	359,856	44.97%	328,636	44.71%
Residential mortgage loans	427,345	53.40%	394,723	53.70%
Consumer and other loans	13,038	1.63%	11,658	1.59%
Total loans	800,239	100.00%	735,017	100.00%
Allowance for credit losses	(5,362)		(5,229)
Net deferred loan origination fees	2,289		2,071
Loans, net	$797,166		$731,859

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at June 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Amounts due in:
One year or less	$54	$886	$3,460	$3,258	$204	$7,310	$15,172
After one through five years	860	5,554	23,193	4,505	5,515	781	40,408
After five through 15 years	17,464	29,320	77,491	2,253	76,195	4,265	206,988
More than 15 years	36,749	36,782	115,790	2,237	345,431	682	537,671
Total	$55,127	$72,542	$219,934	$12,253	$427,345	$13,038	$800,239

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at June 30, 2025 that are contractually due after June 30, 2026.

	Due After June 30, 2026
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$55,073	$55,073
Other commercial real estate loans	—	71,656	71,656
Multi-family loans	—	216,474	216,474
Commercial and industrial loans	—	8,995	8,995
Total commercial loans	$—	$352,198	$352,198
Residential mortgage loans	330,434	96,707	427,141
Consumer and other loans	3,096	2,632	5,728
Total loans	$333,530	$451,537	$785,067

One- to Four Family-Residential Mortgage Loans. We offer fixed- and adjustable-rate residential mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of three, five or six years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate mortgage loans that can be originated at any time is largely determined by the demand for each in a competitive environment. The loan fees, interest rates and other provisions of mortgage loans are determined based on our own pricing criteria and competitive market conditions.

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

Generally, adjustable-rate loans will better insulate banks from interest rate risk as compared to fixed-rate mortgages. An increased monthly mortgage payment required of adjustable-rate loan borrowers in a rising interest rate environment, however, could cause an increase in delinquencies and defaults. To mitigate this risk, we adhere to strict underwriting guidelines by initially qualifying a borrower at a higher interest rate. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Multi-Family and Commercial Real Estate Loans. At June 30, 2025, multi-family real estate loans totaled $219.9 million, which represented 27.5% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with adjustable interest rates with maturities and amortization periods generally of up to 30 years. Interest rates on our multi-family real estate loans are generally indexed to the five-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. Adjustment periods are generally every five years. At June 30,

2025, our largest multi-family real estate loan totaled $7.9 million and was secured by a non-owner-occupied multi-family apartment building located in our primary market area. At June 30, 2025, this loan was performing in accordance with its original terms.

At June 30, 2025, we had $127.7 million in commercial real estate loans, representing 16.0% of our total loan portfolio. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. At June 30, 2025, $55.1 million of our commercial real estate loans was secured by owner occupied real estate and $72.5 million was secured by other commercial real estate.

We generally originate commercial real estate loans with maximum maturities and amortizations of up to 30 years and loan-to-value ratios of up to 75% of the appraised value of the collateral property on purchases and up to 70% of the appraised value of the collateral property on refinances. Our commercial real estate loans are offered with adjustable interest rates, which generally adjusts every five years with the interest rate indexed to the five-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally establish a deposit relationship with us typically in the form of an operating account and/or tenant security accounts. At June 30, 2025, our largest commercial real estate loan totaled had an outstanding balance of $4.7 million and was secured by a non-owner-occupied commercial building located in our primary market area. At June 30, 2025, this loan was performing according to its original terms.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications, experience and financial condition of the borrower (including credit history), the value and condition of the property securing the loan, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors, we consider the net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.25x of the monthly debt service, and the ratio of the loan amount to the appraised value of the property. Our commercial real estate loans are generally appraised by outside independent appraisers approved by the board of directors. Personal guarantees are often obtained from commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

In underwriting multi-family real estate loans, we require a debt service coverage ratio of at least 1.25x and consider several factors, including the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family real estate loans have loan-to-value ratios of up to 75% of the appraised value of the property securing the loans and up to 70% of the appraised value of the collateral property on refinances. All of our multi-family real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally establish a deposit relationship with us typically in the form of an operating account and/or tenant security accounts. The borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial and Industrial Loans. At June 30, 2025, we had $12.3 million of commercial and industrial ("C&I") loans outstanding, representing 1.5% of the total loan portfolio. Typically, we originate C&I loans and lines of credit to small- and medium-sized companies in our market area under the Small Business Administration ("SBA") program. Our C&I loans, specifically SBA loans, are generally used for working capital purposes or for acquiring real estate, equipment, inventory or furniture. Our C&I loan portfolio consists of a mix of secured and unsecured loans. Generally, secured loans underwritten through the SBA program can have a loan-to-value ratio of up to 90% of the real estate collateral securing the loan. When making SBA C&I loans, we require a debt service coverage ratio of at least 1.25x and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business, and the value of collateral, accounts receivable, inventory, and equipment. Personal guarantees are obtained from all SBA C&I borrowers. We generally seek to establish the primary deposit account relationship of our C&I business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. We may increase this type of lending in the future.

The commercial loans that we offer are variable- and fixed-rate loans, generally for a one- to ten-year term. Variable interest rates are indexed to the prime rate as published in The Wall Street Journal, plus a margin. Commercial loans typically have shorter terms to maturity and higher interest rates than commercial real estate loans.

When making C&I loans outside of the SBA program, we require a debt service coverage ratio of at least 1.25x and, for C&I loans secured by real estate, a loan-to-value ratio of up to 75% of the real estate securing the loan. We review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, and the value of the collateral. We generally do not make unsecured C&I loans and, if unsecured, personal guarantees are typically obtained from C&I borrowers.

At June 30, 2025, our largest C&I loan totaled $1.5 million on a line of credit with a total available draw of $212,000, and was secured by an owner occupied commercial building. At June 30, 2025, this loan was performing in accordance with its contractual terms.

Consumer loans. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 70% based on the appraised value for one- to four-family owner occupied loans. Home equity loans have fixed rates of interest and are originated with terms of up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. We hold a first or second mortgage position on all of the properties that secure our home equity loans.

We offer unsecured personal loans up to $5,000 and rehabilitation loans up to $10,000. Borrowers seeking a personal loan must be a Bank customer for at least one year, among other requirements. Rehabilitation loans are subject to a 70% loan to value limit and must be for one- to two-family owner occupied properties located in the Bank’s market area. We also offer loans secured by passbook and certificates of deposit accounts held at the Bank, up to 90% of the balance of the certificate of deposit or passbook. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Liquidity and Capital Resources.”

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources. The primary source of loan originations are existing customers, broker referrals, walk-in traffic, purchases from correspondent banks, advertising and referrals from customers. At June 30, 2025, we had loan participations of $3.9 million. As a supplement to our in-house loan originations of one- to four-family residential real estate loans, Somerset Regal Bank enters into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with eight different mortgage brokers in our market area, none of which we have an ownership interest in or share any common employees or directors. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them on a loan-by-loan basis to the Bank following a re-underwriting of the loan in accordance with our own underwriting criteria. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans. For each purchased loan, we generally pay a fixed fee based on the loan balance. For the years ended June 30, 2025 and June 30, 2024, we purchased $41.2 million and $41.5 million, respectively, of loans from these mortgage brokers for our portfolio. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed aggregate fee we pay to acquire the loan and servicing rights are amortized over the contractual life of the loan.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2025, our regulatory limit on loans to one borrower was $28.9 million. Our loan policy has a $15.0 million loan to one borrower limit and $20.0 million loan to related borrowers limit. At June 30, 2025, our largest lending relationship was comprised of five loans with an aggregate total of $12.5 million to related borrowers. The loans consisted of one non-owner occupied commercial building, one commercial and industrial term loan, and three multi-family buildings. These loans were performing in accordance with their terms at June 30, 2025.

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. The Bank had no troubled debt restructurings as of June 30, 2025 and June 30, 2024.

	At June 30,
	2025	2024
	(In thousands)
Non-accrual loans:
Residential mortgage loans	$—	$—
Commercial loans	—	50
Total non-accrual loans	—	50
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	—	50
Real estate owned	—	—
Total non-performing assets	$—	$50
Total non-performing loans to total loans	—%	0.01%
Total non-accrual loans to total loans	—%	0.01%
Total non-performing assets to total assets	—%	0.00%

Our classified and special mention loans at the dates indicated were as follows:

	June 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$55,127	$—	$—	$—	$55,127
Other commercial real estate	72,542	—	—	—	72,542
Multi-family	219,934	—	—	—	219,934
Commercial and industrial	12,253	—	—	—	12,253
Residential mortgage	427,345	—	—	—	427,345
Consumer and other	13,038	—	—	—	13,038
Total	$800,239	$—	$—	$—	$800,239

	June 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$59,968	$—	$—	$—	$59,968
Other commercial real estate	75,782	—	—	—	75,782
Multi-family	180,364	—	—	—	180,364
Commercial and industrial	12,472	—	50	—	12,522
Residential mortgage	394,723	—	—	—	394,723
Consumer and other	11,658	—	—	—	11,658
Total	$734,967	$—	$50	$—	$735,017

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At June 30, 2025 and June 30, 2024, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2025, we had no assets designated as special mention.

The allowance for credit losses is the amount estimated by management as necessary to absorb credit losses in the loan portfolio that are both probable and reasonably estimable at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of our review of our assets at June 30, 2025 and June 30, 2024, we had $0 and $50,000, respectively, of loans classified as substandard, and no assets classified as doubtful or loss.

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb current expected credit losses. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses.” The allowance for credit losses as of June 30, 2025 was maintained at a level that represents management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	Year Ended June 30, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(656)	(323)	(168)	(11)	1,133	158	133
Ending balance	$675	$179	$1,830	$135	$2,308	$235	$5,362

	Year Ended June 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(in thousands)
Allowance for Credit Losses:
Beginning balance	$—	$4	$—	$—	$1,039	$73	$1,116
Impact of ASC 326	—	—	—	—	27	20	47
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	1,331	498	1,998	146	109	(16)	4,066
Ending balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229

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

	June 30, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$675	12.59%	6.89%	0.08%
Other commercial real estate loans	179	3.34	9.07	0.02
Multi-family loans	1,830	34.13	27.48	0.23
Commercial and industrial loans	135	2.52	1.53	0.02
Residential mortgage loans	2,308	43.04	53.40	0.29
Consumer and other loans	235	4.38	1.63	0.03
Total allocated allowance	5,362	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.67%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2024
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$1,331	25.46%	8.16%	0.81%
Other commercial real estate loans	502	9.60	10.31	0.07
Multi-family loans	1,998	38.21	24.54	0.27
Commercial and industrial loans	146	2.79	1.70	0.02
Residential mortgage loans	1,175	22.47	53.70	0.16
Consumer and other loans	77	1.47	1.59	0.01
Total allocated allowance	5,229	100.00%	100.00%	0.71%
Allowance to non-performing loans	10458.00%
Allowance to total loans outstanding at the end of the year	0.71%
Net (charge-offs) recoveries to average loans outstanding during the year	—

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

At June 30, 2025, our investment portfolio consisted solely of securities held-to-maturity, primarily securities and obligations issued by U.S. government-sponsored enterprises totaling $131.9 million, subordinated debentures issued by financial institutions in the Mid-Atlantic region totaling $7.8 million and collateralized mortgage obligations totaling $2.0 million. At June 30, 2025, we also owned $2.6 million of restricted equity securities, of which $2.5 million consisted of Federal Home Loan Bank of New York stock. As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost.

We sold all available-for-sale securities during the year ended June 30, 2024, and held no balance as of June 30, 2025. The sales were part of a balance sheet restructuring in which the Company sold $35.4 million in book value of its lower-yielding investment securities for a pre-tax realized loss of approximately $4.4 million. The Company redeployed the $30.9 million of proceeds from the sale of these securities into approximately the same amount of residential and commercial real estate mortgages. The loans originated had a positive spread differential of approximately 472 basis points over the securities that were sold, which is expected to result in $1.4 million in additional pre-tax earnings, on an annualized basis.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis at June 30, 2025:

	June 30, 2025
	Held-to-Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Due within one year	$200	$200	4.40%
Due after one year through five years	—	—	—
Due after five years through ten years	7,750	7,141	3.10%
Due after ten years
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	131,666	110,745	1.65%
Issued by GNMA	218	219	4.89%
CMO	2,011	1,890	2.50%
Total	$141,845	$120,195	1.75%

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

Mortgage-Backed Securities. We invest in mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At June 30, 2025, we also held $31.8 million of accounts from a variety of local municipal relationships. We have no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2025			2024
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(In thousands)
Non-interest-bearing demand deposits	$114,107	13.49%	—%	$108,026	13.39%	—%
Interest-bearing deposits	319,829	37.80	1.88	252,880	31.33	1.13
Savings and club accounts	143,881	17.01	0.07	173,375	21.48	0.07
Time deposits	268,205	31.70	3.52	272,819	33.80	3.81
Total	$846,022	100.00%		$807,100	100.00%

As of June 30, 2025 and June 30, 2024, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $145.3 million and $109.7 million, respectively. In addition, as of June 30, 2025 and 2024, the aggregate amount of all our uninsured certificates of deposit was $24.9 million and $21.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of June 30, 2025.

	At June 30,
	2025	2024
	(In thousands)
Maturity Period:
Three months or less	$8,473	$4,050
Over three through six months	6,530	5,733
Over six through twelve months	7,479	8,813
Over twelve months	2,467	3,351
Total	$24,949	$21,947

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

At June 30, 2025, the Company had a $30.0 million advance with the Federal Home Loan Bank of New York at a fixed rate of 4.42%, which matured on July 7, 2025. At June 30, 2024, the Company had no outstanding borrowings. At June 30, 2025, we had access to Federal Home Loan Bank advances of up to $100.0 million based on our unused qualifying collateral available to support such advances.

We also have the ability to borrow from the Federal Reserve Bank of New York to supplement our investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At June 30, 2025 and 2024, we had a no outstanding borrowings with the Federal Reserve Bank of New York.

Human Capital Resources

Employees

As of June 30, 2025, we had 119 full-time employees and two part-time employees. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Anti-Discrimination and Code of Conduct

We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical and respectful conduct in the workplace. All our employees must adhere to a code of conduct that sets standards for appropriate behavior and are required to attend annual training to help prevent, identify, report and stop any type of discrimination and harassment. Recruitment, hiring, development, training, compensation and advancement at our company are based on qualifications, performance, skills and experience without regard to gender, race and ethnicity.

Competitive Pay and Benefits

We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our employees. Our total rewards package includes competitive pay and comprehensive healthcare benefits for employees. We sponsor a 401(k) plan and we match employee contributions up to a certain limit. In addition, nearly all our employees are stockholders of SR Bancorp through participation in our Employee Stock Ownership Plan, which aligns stockholder interests by providing stock ownership on a tax-deferred basis at no cost to the employee.

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

Federal Bank Regulation

Supervision and Enforcement Authority. Somerset Regal Bank is subject to extensive regulation, examination and supervision by the FDIC as its primary federal prudential regulator and the insurer of its deposits. State nonmember banks must file reports with the FDIC concerning their activities and financial condition. State nonmember banks must also obtain prior FDIC approval before entering into certain corporate transactions such as establishing new branches and mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the FDIC to evaluate state nonmember banks' safety and soundness and compliance with various regulatory requirements.

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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital generally includes certain non cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Somerset Regal Bank exercised the AOCI opt-out-election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one-to-four family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements, effectively resulting in the following minimum ratios: a common equity Tier 1 capital ratio of 7.0%, a Tier 1 capital ratio of 8.5%, and a total capital ratio of 10.5%.

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

At June 30, 2025, Somerset Regal Bank exceeded each of its capital requirements.

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

An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2025, Somerset Regal Bank was classified as a “well capitalized” institution.

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

A bank that is classified as well capitalized, adequately capitalized or undercapitalized may be treated as though it were in the next lower capital category if the FDIC, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment.

Qualifying institutions that elect and comply with the community bank leverage ratio framework are considered well-capitalized under the prompt corrective action regulations if they have a community bank leverage ratio of 9% or greater. See “—Capital Requirements” above.

Transactions with Affiliates and Loans to Insiders. Transactions between banks and their affiliates are governed by federal law and regulation. Generally, Section 23A of the Federal Reserve Act and the Federal Reserve’s Regulation W, made applicable to Somerset Regal Bank by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations, prohibit a bank and its subsidiaries from engaging in a “covered transaction” with an affiliate if the aggregate amount of covered transactions outstanding with that affiliate would exceed an amount equal to 10% of the bank’s capital stock and surplus. The aggregate amount of covered transactions outstanding with all affiliates is limited to 20% of the bank’s capital stock and surplus. The term “covered transaction” includes making loans to, purchasing assets from, and issuing guarantees to an affiliate, and other similar transactions. Loans or other extensions of credit by a bank to an affiliate are required to be collateralized according to the requirements set forth in Section 23A of the Federal Reserve Act. Section 23B of the Federal Reserve Act and Regulation W apply to “covered transactions,” as well as to certain other transactions with or involving affiliates, and requires that all such transactions be on terms and under circumstances that are substantially the same, or at least as favorable, to the bank or its subsidiary as those prevailing at the time for comparable transactions with or involving a non-affiliate. Transactions covered by Section 23B also include the provision of services and selling of assets by a bank to an affiliate.

Somerset Regal Bank’s loans to its directors, executive officers and owners of 10% or more of its stock (each, an insider) and entities controlled by such persons (each, a related interest) are subject to the conditions and limitations imposed by Sections 22(g) and 22(h) of the Federal Reserve Act and the Federal Reserve’s Regulation O, as made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulations. Among other things, these provisions generally require that extensions of credit to insiders be made on terms that are substantially the same as and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with unaffiliated persons and that such extensions of credit do not involve more than the normal risk of repayment or present other unfavorable features. In addition, extensions of credit to insiders may not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based on a bank’s unimpaired capital and unimpaired surplus. Extensions of credit in excess of certain limits must be approved by a majority of the bank’s entire Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Federal Insurance of Deposit Accounts. Deposit accounts in Somerset Regal Bank are insured up to a maximum of $250,000 per depositor for each account ownership category. The FDIC assesses all insured depository institutions. An institution’s assessment rate depends upon the perceived risk to the Deposit Insurance Fund of that institution, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years. Assessment rates (inclusive of possible adjustments) for insured depository institutions with assets of less than $10 billion currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital.

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

Community Reinvestment Act. Under the Community Reinvestment Act, or “CRA,” every insured depository institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate- income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of each state non-member bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish branches and acquire other financial institutions. The CRA and its current regulations require the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Somerset Regal Bank's most recent FDIC CRA rating, dated April 7, 2025, was “Satisfactory.”

Federal Home Loan Bank System. Somerset Regal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Somerset Regal Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Somerset Regal Bank was in compliance with this requirement at June 30, 2025.

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

Stock Repurchases and Dividends. A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. There is an exception to this approval requirement for well capitalized bank holding companies that meet certain other conditions. Federal Reserve guidance provides for regulatory consultation and non-objection under specified circumstances prior to a holding company redeeming or repurchasing regulatory capital instruments, including common stock, regardless of the previously referenced notification requirement.

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

Acquisition of Holding Company. Under the Change in Bank Control Act and its implementing regulations, no person, or group of persons acting in concert, may acquire control of a bank holding company, such as SR Bancorp, unless the Federal Reserve has been given 60 days’ prior written notice and not disapproved the proposed acquisition. Control, as defined under the Change in Bank Control Act and its regulations, means the power, directly or indirectly, to direct the management or policies of the company or to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with SR Bancorp, the issuer has registered securities under Section 12 of the Exchange Act.

In addition, federal regulations provide that no company may acquire control of a bank holding company without the prior approval of the Federal Reserve. Control, as defined under the Bank Holding Company Act and Federal Reserve regulations, means ownership, control or power to vote 25% or more of any class of voting stock, control in any manner over the election of a majority of the company’s directors, or a determination by the regulator that the acquiror has the power to exercise, directly or indirectly, a controlling influence over the management or policies of the company. Any company that acquires such control becomes a “bank holding company” subject to registration, examination and regulation by the Federal Reserve. Effective September 30, 2020, the Federal Reserve amended its regulations concerning when a company exercises a controlling influence over a bank or bank holding company for purposes of the Bank Holding Company Act. Relevant factors include the company’s voting and nonvoting equity investment in the bank or bank holding company, director, officer and employee overlap, and the scope of business relationships between the company and bank or bank holding company.

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

Net Operating Loss Carryovers. Effective with the passage of the Federal Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2025, Somerset Regal Bank had approximately $3.0 million in net operating loss carryovers at the federal level and approximately $7.5 million in net operating loss carryovers at the state level.

Capital Loss Carryovers. Generally, corporations may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2025, Somerset Regal Bank had approximately $2.5 million in capital loss carryovers.

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

Moreover, a significant decline in general economic conditions caused by inflation, tariffs, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

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

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in manufacturing and retail—may face higher costs for imported goods and materials, reduced export demand and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values and weakened consumer confidence. If our customers experience financial stress, we could see loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand and deposit growth, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

A recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher credit losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. If the national economy experiences a recession, which might include rising unemployment levels, declines in real estate values and/or an erosion in consumer confidence, the ability of our borrowers to repay their loans in accordance with their terms could be impaired. Nearly all our loans are secured by real estate or made to businesses in the counties in which we have offices in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, negatively impacting our interest income and resulting in higher provisions for credit losses. An economic downturn could also result in reduced demand for credit, which would lessen our revenues.

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

Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. In a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable securities are called, requiring us to reinvest those cash flows at lower interest rates.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A decline in interest rates generally results in increased prepayments of loans and mortgage-backed and related securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed-rate mortgage loans.

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

At June 30, 2025, approximately $787.9 million or 98.5% of our loan portfolio was secured by real estate, most of which is located in our primary lending market area of Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey and surrounding areas. Future declines in real estate values in our primary lending markets and surrounding markets because of an economic downturn could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We purchase residential mortgage loans from third-party brokers. Such purchases represented $41.2 million, or 42.2%, of our residential mortgage loan purchases and originations for the year ended June 30, 2025. Similarly, we relied on third-party brokers to refer to us multi-family real estate loans. Such referrals represented $50.5 million, or 100.0%, of the Bank's multi-family loan originations for the year ended June 30, 2025. These third parties are used to supplement the originations made by in-house staff. In each case, Somerset Regal Bank separately underwrite each loan before it is either purchased or closed. Should these broker relationships be discontinued or the Bank is otherwise unable to use these companies in the future, our ability to originate residential mortgage loans or multi-family real estate loans may be reduced unless and until we are able to find a suitable replacement or have the capability to originate such loans through our lending staff. If we have to add more staff, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending or multi-family residential lending operations are disrupted.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current and forecastable economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover current expected losses in our loan portfolio, which would require additions to our allowance, that could materially decrease our net income. Our allowance for credit losses was 0.65% and 0.71% of total loans at June 30, 2025 and June 30, 2024, respectively.

The implementation of the Current Expected Credit Losses accounting standard or "CECL" was effective for SR Bancorp on July 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This changed the method of providing allowances for loan losses that are incurred or probable, which increased the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our exclusive source of funds for use in lending and investment activities. We also receive funds from loan repayments, maturities of securities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Certificates of deposit comprised $268.2 million or 31.7% of our total deposits at June 30, 2025. Certificates of deposit due within one year of June 30, 2025 totaled $239.0 million, or 28.3% of total deposits. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

Risks Related to Competition

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of our competitors have greater name recognition, market presence and substantially more resources that benefit them in attracting business and offer certain services that we do not or cannot provide. Our smaller asset size also makes it more difficult to compete, as many of our competitors are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and remain profitable on a long-term basis. Our profitability depends upon our continued ability to successfully compete in our market area. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. For additional information see “Business of SR Bancorp and Somerset Regal Bank—Competition.”

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

Although we employ a variety of safeguards to protect confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of information does occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. As information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

The obligations of being a public company require significant expenditures and place additional demands on our management team. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. Any failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business. At June 30, 2025, management identified a material weakness in our internal control over financial reporting related to the untimely recognition of income from life insurance contracts resulting from the death of a former employee, which originated from differences in the contract balances reported by our bank owned life insurance ("BOLI") administrator as compared to the underlying insurance carriers. See Item 9A, ”Controls and Procedures.” If we neglect to implement and maintain effective internal control over financial reporting, it could result in material misstatements in our financial statements, which could result in a restatement of our financial statements or cause investors to lose confidence in our reported financial information, adversely affecting our stock price. Any such failure could also adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC under Section 404. These obligations have increased our operating expenses and could divert our management’s attention from our operations.

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

Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use broad and diversified risk monitoring and mitigation techniques, these techniques are limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses if we fail to properly anticipate and manage these risks.

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

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board and the Securities and Exchange Commission, periodically change the financial accounting and reporting guidance that govern the preparation of our financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing our periodic reports, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management is required to make estimates and assumptions as of specified dates. These estimates and assumptions are based on management’s best estimates and experience at such times and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, the impairment of our goodwill and the determination of our deferred income taxes.

Risks Related to Our Common Stock

Our return on equity remains low following the stock offering, which could negatively affect our stock price.

Net income divided by average shareholders’ equity, known as “return on equity,” is a ratio many investors use to compare the performance of financial institutions. Our return on equity will be low until we are able to profitably leverage the additional capital we received from the offering. Our return on equity also will be negatively affected by added expenses associated with our employee stock ownership plan and the stock-based benefit plan.

Until we can increase our net interest income and noninterest income and leverage the capital raised in the offering, we expect our return on equity to be low, which may reduce our stock price.

Various factors may make takeover attempts more difficult to achieve.

Certain provisions of our articles of incorporation and bylaws and state and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of SR Bancorp without our Board of Directors’ approval. Under applicable regulations, for a period of three years following completion of the conversion, no person may acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve before acquiring control of a bank holding company. There also are provisions in our articles of incorporation and bylaws that may be used to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Taken as a whole, these statutory and regulatory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and thus could adversely affect the market price of our common stock.

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

Our Board of Directors, along with our Information Technology Committee, which is comprised of key members of senior management, are actively involved in providing oversight of our cybersecurity program. Monthly updates are provided to our Board regarding the status of our program, including key monitoring metrics and trends noted both internally and within our industry. Our Board reviews and approves all cybersecurity-related risk assessments, polices and formalized reviews performed throughout the year.

Item 2. Properties.

The following table sets forth certain information relating to our properties as of June 30, 2025.

Description and Address	Leased or Owned	Square Footage		Net Book Value at June 30, 2025
				(In thousands)
Main Office 220 West Union Avenue Bound Brook, New Jersey 08805	Owned	15,000	(1)	$801
Branch Offices Somerville Branch 64 West End Avenue Somerville, New Jersey 08876	Owned	3,100		122
Raritan Branch 802 Somerset Street Raritan, New Jersey 08869	Owned	1,800		173
Middlesex Branch 1305 Bound Brook Road Middlesex, New Jersey 08848	Owned	1,800		249
Whitehouse Branch 410 US Highway 22 Whitehouse Station, New Jersey 08888	Owned	1,800		394
Flemington Branch 141 Broad Street Flemington, New Jersey 08822	Owned	3,400		272
Manville Branch 41 South Main Street Manville, New Jersey 08835	Owned	4,900		682
Livingston Branch 66 West Mt. Pleasant Avenue Livingston, New Jersey 07039	Leased	2,800		44
Roseland Branch 180 Eagle Rock Avenue Roseland, New Jersey 07068	Leased	1,800		0
Florham Park Branch 30 Columbia Turnpike Florham Park, New Jersey 07932	Leased	1,100		0
Millburn Branch 290 Millburn Avenue Millburn, New Jersey 07041	Leased	2,500		0
West Orange Branch 641 Eagle Rock Avenue West Orange, New Jersey 07052	Leased	2,000		0
Springfield Branch 899 Mountain Avenue Springfield, New Jersey 07081	Leased	3,600		0
Somerset Branch 464B Elizabeth Avenue Somerset, New Jersey 08873	Leased	3,600		687

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The common stock of SR Bancorp, is listed on The NASDAQ Capital Market under the symbol “SRBK”. At September 22, 2025, SR Bancorp, Inc. had 945 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2025. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended June 30, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

April 1 - April 30, 2025	57,116	$12.11	57,116	266,216
May 1 - May 31, 2025	252,414	13.10	252,414	13,802
June 1 - June 30, 2025	—	—	—	13,802
Total	309,530		309,530

On September 20, 2024, the Company’s Board of Directors approved the repurchase of 950,793 shares, or approximately 10.0% of the Company’s common stock outstanding. On July 8, 2025, the Company’s Board of Directors approved the repurchase of an additional 886,137 shares, or approximately 10.0% of the Company’s common stock outstanding. The stock repurchase plans have a one-year expiration term, and the Board of Directors has the right to suspend or discontinue the plan at any time.

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

Somerset Regal Bank is a New Jersey-chartered commercial bank that operates from 14 branches in Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey. Somerset Regal Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market. The acquisition of Regal Bancorp and its wholly owned subsidiary, Regal Bank, expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. At June 30, 2025, SR Bancorp had total assets of $1.08 billion, deposits of $846.0 million and total equity of $193.8 million.

Income. Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investments, and interest expense, which is the interest that we pay on our deposits. Changes in levels of interest rates affect our net interest income.

A secondary source of income is noninterest income, which is revenue that we receive from providing products and services. The majority of our noninterest income generally comes from service charges and fees related to deposit accounts and net gains in cash surrender value of bank owned life insurance. In some years, we recognize income from the sale of securities.

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

In the year ended June 30, 2025, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2025.

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

Business Strategy

Our business strategy is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by:

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

The opportunity for both banks to diversify their loan portfolios and leverage their lending expertise in new markets were primary factors for the Merger. Moreover, with the additional capital raised in the stock offering, we can increase our loan originations in our market area and originate loans with larger balances. Somerset Regal Bank’s legal lending limit was $29.1 million at June 30, 2025. While Somerset Regal Bank’s credit risk management policies will result in an internal loan to one borrower limit less than Somerset Regal Bank’s regulatory limit, the legal lending limit will provide opportunities to expand existing customer relationships and reach new larger customers.

We intend to leverage the SBA preferred lender expertise to expand SBA lending activity in our market areas. SBA lending capabilities provide an opportunity to establish additional commercial account relationships and the potential to generate additional noninterest income related to the sale and servicing of the guaranteed portion of an SBA loan on the secondary market.

Continuing to use prudent underwriting practices to maintain a high-quality loan portfolio. Maintaining high asset quality is a key to long-term financial success. Somerset Regal Bank seeks to grow its loan portfolio while keeping non-performing assets to a minimum. Somerset Regal Bank’s strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate and conservative loan underwriting criteria and active credit monitoring. At June 30, 2025, Somerset Regal Bank had no non-performing loans.

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

Increasing transaction deposit accounts and deposit balances. Deposits are our primary source of funds for lending and investment. We intend to focus on expanding our core deposits (which we define as all deposits except certificates of deposit). Core deposits represented 68.3% of our total deposits at June 30, 2025 compared to 66.2% of our total deposits at June 30, 2024. We believe core deposits will increase by increasing our commercial lending activities and enhancing our relationships with retail customers through our commitment to quality customer service along with the introduction of additional products and services, such as remote deposit capture and enhanced online business account services.

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

Comparison of Financial Condition at June 30, 2025 and June 30, 2024

Total Assets. Total assets increased $63.6 million, or 6.2%, to $1.08 billion at June 30, 2025 from $1.02 billion at June 30, 2024. The increase was primarily driven by new loan originations, resulting in a net increase of $65.3 million in loans receivable and an $11.9 million increase in cash and cash equivalents, offset by a $14.3 million decrease in securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $11.9 million, or 25.9%, to $57.8 million at June 30, 2025 from $45.9 million at June 30, 2024 primarily due to a $38.9 million increase in deposits, borrowings of $30.0 million from the Federal Home Loan Bank of New York during the year ended June 30, 2025 and the decrease in securities.

Securities Held-to-Maturity. Securities held-to-maturity decreased $14.3 million, or 9.2%, to $141.8 million at June 30, 2025 from $156.1 million at June 30, 2024. The decrease was primarily due to principal repayments and maturities.

Loans. Loans receivable, net, increased $65.3 million, or 8.9%, to $797.2 million at June 30, 2025 from $731.9 million at June 30, 2024, driven by increases in residential mortgage loans of $32.6 million and multi-family loans of $40.0 million.

Bank Owned Life Insurance. Bank owned life insurance decreased $486,000, or 1.3%, to $36.6 million at June 30, 2025 from $37.1 million at June 30, 2024. The reduction was primarily attributable to death benefit proceeds under existing policies.

Goodwill and Intangible Assets. The Company recognized goodwill and a core deposit premium intangible through the acquisition of Regal Bancorp. At the time of acquisition, goodwill was $20.5 million and the core deposit premium intangible asset was $9.1 million. Finalization of the purchase allocation reduced goodwill to $20.4 million at June 30, 2024. No impairment loss was recognized on goodwill during the year ended June 30, 2025. The carrying amount of the core deposit premium intangible, net of accumulated amortization, was $6.3 million at June 30, 2025.

Total Liabilities. Total liabilities increased $69.3 million, or 8.4%, to $890.6 million at June 30, 2025 from $821.4 million at June 30, 2024. The increase was primarily the result of an increase in deposits of $38.9 million and an increase in borrowings of $30.0 million.

Deposits. Deposits increased $38.9 million, or 4.8%, to $846.0 million at June 30, 2025 from $807.1 million at June 30, 2024. Increases in interest-bearing deposit accounts resulted from the Company having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. At June 30, 2025, $114.1 million, or 13.5%, of total deposits consisted of noninterest-bearing deposits. At June 30, 2025, $145.4 million, or 17.2%, of total deposits were uninsured.

Borrowings. During the year ended June 30, 2025, the Company borrowed $30.0 million from the Federal Home Loan Bank of New York to provide for additional liquidity to fund new loans. At June 30, 2024, there were no outstanding borrowings.

Total Equity. Total equity decreased $5.7 million, or 2.9%, to $193.8 million at June 30, 2025 from $199.5 million at June 30, 2024. The decrease was primarily due to the repurchase of 936,991 shares of common stock at a cost of $11.3 million, partially offset by net income of $5.1 million.

Comparison of Operating Results for the Years Ended June 30, 2025 and June 30, 2024

General. Net income increased $16.0 million to $5.1 million for the year ended June 30, 2025 from a net loss of $10.9 million for the year ended June 30, 2024. Net income for the year ended June 30, 2025 included $2.8 million of net accretion income related to fair value adjustments resulting from the Merger. Net loss for the year ended June 30, 2024 included $4.4 million of Merger-related non-interest expenses and a $4.2 million provision for credit losses related to the acquisition of Regal Bancorp, which is described in greater detail below, as well as a $5.4 million charitable contribution to establish the Somerset Regal Charitable Foundation. In addition, a $4.4 million loss on the sale of available-for-sale securities was incurred during the fourth quarter of fiscal 2024 as part of the balance sheet restructuring strategy. Excluding the aforementioned one-time expenses, offset by $4.1 million of net accretion income related to fair value adjustments, net income for the year ended June 30, 2024 would have been $1.0 million

Interest Income. Interest income increased $5.4 million, or 13.3%, to $46.3 million for the year ended June 30, 2025 from $40.9 million for the year ended June 30, 2024 due to a 15 basis point increase in the yield on interest-earning assets and a $87.9 million increase in the average balance of interest-earning assets. The increase resulted from a $8.1 million, or 24.0%, increase in interest income on loans due to the increased size of the loan portfolio, as well as a higher average yield on the loan portfolio due to an increased proportion of higher-yielding commercial real estate loans. The increase was offset by a $762,000 decrease in interest income on securities and a $1.7 million decrease in interest income from other interest-earning assets due to lower average balances and a lower interest rate environment. The decrease in interest income on securities was due to a $44.2 million decrease in the average balance of securities, resulting primarily from the sale of $35.4 million of lower-yielding securities in the fourth quarter of fiscal year 2024 as part of the balance sheet restructuring, and a two basis point decrease in the average yield on securities due to the lower interest rate environment, which was mitigated by the balance sheet restructuring.

Interest Expense. Interest expense increased $5.2 million, or 45.6%, to $16.7 million for the year ended June 30, 2025 from $11.5 million for the year ended June 30, 2024, primarily due to a $4.9 million increase in interest expense on deposits. Interest expense on interest-bearing demand deposits increased due to an increase of $96.4 million in the average balance and an increase of 112 basis points in the cost of interest-bearing deposits to 1.68% for the year ended June 30, 2025 from 0.56% for the year ended June 30, 2024 as the Bank raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area. Interest expense on certificates of deposit increased $1.0 million due to a $24.9 million increase in the average balance and an increase in the average rate on certificates of deposit of four basis points to 3.83% for the year ended June 30, 2025 from 3.79% for the year ended June 30, 2024 due to the highly competitive interest rate environment in our market area. Interest expense on borrowings increased by $370,000 due to a higher average outstanding balance, offset by a 82 basis point decrease in the rate paid.

Net Interest Income. Net interest income increased $210,000, or 0.7%, to $29.6 million for the year ended June 30, 2025 from $29.4 million for the year ended June 30, 2024. Net interest rate spread decreased 38 basis points to 2.35% for the year ended June 30, 2025 from 2.73% for the year ended June 30, 2024. Net interest margin decreased 26 basis points to 2.93% for the year ended June 30, 2025 from 3.19% for the year ended June 30, 2024. Net interest-earning assets increased $14.9 million, or 6.0%, to $262.1 million for the year ended June 30, 2025 from $247.2 million for the year ended June 30, 2024. The decreases in net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing at a higher rate than the yield on interest-earning assets.

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

	For the Year Ended June 30,
	2025			2024
	Average Outstanding Balance	Interest	Yield/Rate	Average Outstanding Balance	Interest	Yield/Rate
	(In thousands)
Interest-earning assets:
Loans	771,733	41,685	5.40%	634,268	33,619	5.30%
Securities	151,626	2,436	1.61%	195,826	3,198	1.63%
Other	85,799	2,194	2.56%	91,167	4,049	4.44%
Total interest-earning assets	1,009,158	46,315	4.59%	921,261	40,866	4.44%
Noninterest-earning assets	48,076			64,837
Total assets	1,057,234			986,098
Interest-bearing liabilities:
Savings and club accounts	153,038	94	0.06%	208,682	113	0.05%
Interest-bearing demand accounts	295,609	4,963	1.68%	199,243	1,123	0.56%
Certificates of deposit	274,267	10,499	3.83%	249,390	9,451	3.79%
Total interest-bearing deposits	722,913	15,556	2.15%	657,315	10,687	1.63%
Federal Home Loan Bank advances	24,155	1,178	4.88%	1,790	102	5.70%
Other borrowings	—	—	—%	14,915	706	4.73%
Total interest-bearing liabilities	747,068	16,734	2.24%	674,021	11,495	1.71%
Noninterest-bearing deposits	105,043			109,726
Other noninterest-bearing liabilities	13,458			19,368
Total liabilities	865,569			803,115
Equity	191,665			182,983
Total liabilities and equity	1,057,234			986,098
Net interest income		29,581			29,371
Net interest rate spread			2.35%			2.73%
Net interest-earning assets(1)	262,090			247,240
Net interest margin(2)			2.93%			3.19%
Average interest-earning assets to interest-bearing liabilities	135.08%			136.68%

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

	Years Ended June 30, 2025 vs. 2024
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$7,286	$780	$8,066
Securities	(722)	(40)	(762)
Other	(238)	(1,617)	(1,855)
Total interest-earning assets	6,326	(877)	5,449
Interest-bearing liabilities:
Savings and club accounts	(30)	11	(19)
Interest-bearing accounts	543	3,297	3,840
Certificates of deposit	943	105	1,048
Federal Home Loan Bank advances	1,274	(198)	1,076
Other borrowings	(706)	—	(706)
Total interest-bearing liabilities	2,024	3,215	5,239
Change in net interest income	$4,302	$(4,092)	$210

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations in order to maintain the allowance for credit losses at a level necessary to absorb current expected credit losses in the loan portfolio at the balance sheet date. In determining the level of the allowance for credit losses, we consider, among other things, loss experience, evaluations of real estate collateral, current and reasonably supportable economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent and classified loans. The amount of the allowance is based on estimates and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses and make provisions for credit losses on a monthly basis.

Based on our evaluation of the above factors, we recorded a provision for credit losses of $133,000 for the year ended June 30, 2025 compared to a provision for credit losses of $4.1 million for the year ended June 30, 2024, which was related to the Merger. The provision of $133,000 was due to provisions of $288,000 reflecting loan growth, offset by a recovery of $155,000 recorded during in the first quarter resulting from updates made to model assumptions in the calculation of the allowance for credit losses. The Bank had no charge-offs during the years ended June 30, 2025 and 2024 and no non-performing loans at June 30, 2025 compared to $50,000 of non-performing loans at June 30, 2024. The allowance for credit losses as a percentage of total loans was 0.67% at June 30, 2025 compared to 0.71% at June 30, 2024.

Noninterest Income. Noninterest income was as follows:

	Years Ended June 30,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$894	$818	$76	9.3%
Increase in cash surrender value of bank owned life insurance	1,043	907	136	15.0%
Fees and service charges on loans	145	89	56	62.9%
Unrealized gain on equity securities	13	1	12	1200.0%
Realized loss on sale of securities	—	(4,463)	4,463	(100.0)%
Gain on sale of loans	51	55	(4)	(7.3)%
Gains from life insurance proceeds	1,492	—	1,492	100.0%
Other	96	102	(6)	(5.9)%
Total noninterest income (loss)	$3,734	$(2,491)	$6,225	249.9%

Noninterest income increased $6.2 million, or 249.9%, to income of $3.7 million for the year ended June 30, 2025 from a loss of $2.5 million for the year ended June 30, 2024, primarily as a result of the $4.5 million loss incurred on the sale of securities as part of the Company’s balance sheet restructuring in fiscal 2024 and $1.5 million gain in life insurance proceeds gain in connection with the death benefit on a former employee. An increase of $0.1 million in the cash surrender value of bank owned life insurance and $76,000 in service charges and fees on deposit accounts also contributed to the increase in noninterest income.

Noninterest Expense. Noninterest expense was as follows:

	Years Ended June 30,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$13,916	$15,102	$(1,186)	(7.9)%
Occupancy	2,219	2,349	(130)	(5.5)%
Furniture and equipment	1,218	966	252	26.1%
Data processing	2,191	3,100	(909)	(29.3)%
Advertising	385	301	84	27.9%
FDIC premiums	480	468	12	2.6%
Directors fees	366	389	(23)	(5.9)%
Professional fees	1,854	1,999	(145)	(7.3)%
Insurance	589	546	43	7.9%
Telephone, postage and supplies	755	626	129	20.6%
Other expenses	3,082	8,737	(5,655)	(64.7)%
Total noninterest expense	$27,055	$34,583	$(7,528)	(21.8)%

Noninterest expense decreased $7.5 million, or 21.8%, to $27.1 million for the year ended June 30, 2025 from $34.6 million for the year ended June 30, 2024, primarily as a result of a $5.4 million charitable contribution, contained within other expenses, as the Company established the Somerset Regal Charitable Foundation in connection with its conversion to the stock form of organization and funded it with 452,758 shares of SR Bancorp common stock and $905,517 in cash. The decrease was also due to a decrease in salaries and employee benefits for change in control payments totaling $1.2 million, or 7.9%, related to the Merger, a decrease in data processing expenses primarily due to the payment of a $414,000 early termination fee related to the acquisition of Regal Bancorp, and additional miscellaneous expenses related to the Merger totaling $72,000.

Income Tax Expense. The provision for income taxes was $991,000 for the year ended June 30, 2025, compared to a benefit of $909,000 for the year ended June 30, 2024. The Company's effective tax rate was 16.2% for the year ended June 30, 2025 compared to 7.7% for the year ended June 30, 2024.

Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our ALCO/Investment Committee, which consists of members of management, is responsible for evaluating the interest rate risk in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our Board of Directors. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates.

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•
growing transaction deposit accounts;
•
emphasizing the origination of shorter-term commercial real estate and commercial and industrial loans; and
•
continuing to price our one-to-four family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of June 30, 2025 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
		Estimated Increase (Decrease) in EVE
Change in Interest Rates (basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$112,890	$(80,575)	(41.65)%
+300	136,356	(57,109)	(29.52)%
+200	158,020	(35,445)	(18.32)%
+100	177,314	(16,151)	(8.35)%
—	193,465	—	—
-100	205,646	12,181	6.30%
-200	213,269	19,804	10.24%
-300	217,861	24,395	12.61%
-400	220,240	26,775	13.84%

(1)
Assumes an immediate uniform change in interest rates at all maturities.

(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 18.32% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 10.24% increase in EVE.

Change in Net Interest Income. The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2025
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(In thousands)
+400	$27,658	$(4,934)	$31,572	$(3,198)
+300	29,149	(3,443)	33,015	(1,755)
+200	30,473	(2,119)	34,026	(744)
+100	31,619	(973)	34,599	(171)
—	32,592	—	34,770	—
-100	32,889	297	33,731	(1,039)
-200	32,902	310	32,122	(2,648)
-300	32,642	50	30,056	(4,714)
-400	31,964	(628)	27,446	(7,324)
(1)
Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, after one year, we would have experienced an 6.50% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 0.95% increase in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At June 30, 2025, this ratio was 6.8%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2025.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)
expected loan demand;
(ii)
expected deposit flows;
(iii)
yields available on interest-earning deposits and securities; and
(iv)
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2025, cash and cash equivalents totaled $57.8 million.

At June 30, 2025, we had $41.0 million in outstanding loan commitments and $38.0 million of unused lines of credit. Certificates of deposit due within one year of June 30, 2025 totaled $239.1 million, or 28.3%, of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including replacement certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after June 30, 2025. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the year ended June 30, 2025, we originated $97.6 million of loans and purchased $41.2 million. We had no purchases of securities during the years ended June 30, 2025 or June 30, 2024.

Financing activities consist primarily of activity in deposit accounts, borrowings, repurchases of and dividends paid on common stock. Deposits increased $38.9 million, or 4.8%, to $846.0 million at June 30, 2025 from $807.1 million at June 30, 2024. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had outstanding borrowings of $30.0 million as of June 30, 2025 and none as of June 30, 2024. We had $70.0 million of additional borrowing capacity at FHLB as of June 30, 2025.

We had no outstanding borrowings with the Federal Reserve Bank at June 30, 2025, or June 30, 2024 and did not borrow from the FRB-NY in the year ended June 30, 2025. We had $25.0 million of available borrowing capacity at FRB-NY as of June 30, 2025.

We repurchased 936,991 shares of our common stock during the year ended June 30, 2025 at a cost of $11.3 million and paid dividends on common stock of $444,000.

Regulatory Capital

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2025, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective because of the material weakness described below.

(b)
Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was not effective as of June 30, 2025 based on the criteria of the “Internal Control — Integrated Framework (2013).” Management identified a material weakness in internal controls related to the untimely recognition of income from life insurance contracts resulting from the death of a former employee. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness resulted in a material misstatement in the Company’s consolidated financial statements. We are implementing remedial changes to improve our internal control over financial reporting described below.

(c)
Remediation Activities

Management has instituted a new reconciliation control to address the above control deficiency. The deficiency originated from differences in the contract balances reported by our bank-owned life insurance (“BOLI”) administrator as compared to the underlying insurance carriers. The new control requires that in the event of a death of an individual insured by any active BOLI policies, management will obtain the death benefit information for which it is contractually entitled to receive from the insurance carriers and reconcile such information to the BOLI administrator records. All required entries will be recorded in the period in which the death occurred. Management believes the foregoing efforts will effectively remediate the material weakness. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

(d)
Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(e)
Changes in internal controls.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Delinquent Section 16(a) Reports Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “Corporate Governance — Insider Trading Policy” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares under the 2024 Equity Incentive Plan at June 30, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining for Future Issuance under Equity Compensation Plans

Equity Compensation Plans Approved by Security Holders	760,593	$12.03	266,286
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	760,593	$12.03	266,286

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Schedules:

The Consolidated Financial Statements of SR Bancorp and Subsidiaries beginning on page F-1 of this Form 10-K for the year ended June 30, 2025 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2025 Annual Report.

(b)
Exhibits

Item 16. Form 10-K Summary

None.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023)
3.2	Amended and Restated Bylaws of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on October 15, 2024)
4.1	Form of Common Stock Certificate of SR Bancorp, Inc. (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
4.2	Description of Registrant's Securities (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-41808) filed on October 16, 2024)
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
10.8

SR Bancorp, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 17, 2024)

19.0	SR Bancorp, Inc. Policy Regarding Insider Trading (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-41808) filed on October 16, 2024)
21.0	Subsidiaries (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)
23.0	Consent of Baker Tilly US, LLP*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.0	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.0	SR Bancorp, Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SR Bancorp, Inc.

Date: September 29, 2025	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ William P. Taylor	Director and Chief Executive Officer (Principal Executive Officer)	September 29, 2025
William P. Taylor

/s/ Harris M. Faqueri	Chief Financial Officer (Principal Financial and Accounting Officer)	September 29, 2025
Harris M. Faqueri

/s/ Christopher J. Pribula	Director, President and Chief Operating Officer	September 29, 2025
Christopher J. Pribula

/s/ David M. Orbach	Director (Executive Chairman)	September 29, 2025
David M. Orbach

/s/ Douglas M. Sonier	Director	September 29, 2025
Douglas M. Sonier

/s/ John W. Mooney	Director	September 29, 2025
John W. Mooney

/s/ Mary E. Davey	Director	September 29, 2025
Mary E. Davey

/s/ Thomas Lupo	Director	September 29, 2025
Thomas Lupo

/s/ Marc Lebovitz	Director	September 29, 2025
Marc Lebovitz

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stakeholders and the Board of Directors of SR Bancorp Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of SR Bancorp Inc. and Subsidiaries (the "Company") as of June 30, 2025 and June 30, 2024, the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

Iselin, New Jersey

September 29, 2025

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2025 and June 30, 2024

(In thousands)

	June 30, 2025	June 30, 2024

Cash and due from banks	$3,945	$8,622
Interest-bearing deposits at other banks	53,834	37,287
Total cash and cash equivalents	57,779	45,909
Securities held-to-maturity, at amortized cost	141,845	156,144
Equity securities, at fair value	37	25
Loans receivable, net of allowance for credit losses of $5,362 and $5,229, respectively	797,166	731,859
Premises and equipment, net	4,942	5,419
Right-of-use asset	3,156	2,311
Restricted equity securities, at cost	2,608	1,231
Accrued interest receivable	3,072	2,695
Bank owned life insurance	36,607	37,093
Goodwill and intangible assets	26,708	28,141
Other assets	10,485	10,017
Total assets	$1,084,405	$1,020,844
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$114,107	$108,026
Interest-bearing	731,915	699,074
Total deposits	846,022	807,100
Borrowings	30,000	—
Advance payments by borrowers for taxes and insurance	8,736	8,073
Accrued interest payable	223	149
Lease liability	3,211	2,403
Other liabilities	2,433	3,636
Total liabilities	890,625	821,361
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 8,875,170 and 9,507,930 shares issued and outstanding as of June 30, 2025, and June 30, 2024, respectively	89	95
Additional paid-in capital	80,843	91,436
Retained earnings	120,505	116,205
Unearned compensation ESOP	(6,655)	(7,036)
Accumulated other comprehensive loss	(1,002)	(1,217)
Total stockholders' equity	193,780	199,483
Total liabilities and stockholders' equity	$1,084,405	$1,020,844

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Loss)

For the Years Ended June 30, 2025 and 2024

(In thousands)

	Year Ended June 30,
	2025	2024
Interest Income
Loans, including fees	41,685	33,619
Securities, taxable	2,436	3,198
Federal funds sold	—	157
Interest bearing deposits at other banks	2,194	3,892
Total interest income	46,315	40,866
Interest Expense
Deposits:
Demand	4,963	1,123
Savings and time	10,593	9,564
Borrowings	1,178	808
Total interest expense	16,734	11,495
Net Interest Income	29,581	29,371
Provision for Credit Losses	133	4,066
Net Interest Income After Provision For Credit Losses	29,448	25,305
Noninterest Income (Loss)
Service charges and fees	894	818
Increase in cash surrender value of bank owned life insurance	1,043	907
Fees and service charges on loans	145	89
Unrealized gain on equity securities	13	1
Realized loss on sale of securities	—	(4,463)
Gain on sale of loans	51	55
Gains from life insurance proceeds	1,492	—
Other	96	102
Total noninterest income (loss)	3,734	(2,491)
Noninterest Expense
Salaries and employee benefits	13,916	15,102
Occupancy	2,219	2,349
Furniture and equipment	1,218	966
Data processing	2,191	3,100
Advertising	385	301
FDIC premiums	480	468
Directors fees	366	389
Professional fees	1,854	1,999
Insurance	589	546
Telephone, postage and supplies	755	626
Other	3,082	8,737
Total noninterest expense	27,055	34,583
Income (Loss) Before Income Tax Expense (Benefit)	6,127	(11,769)
Income Tax Expense (Benefit)	991	(909)
Net Income (Loss)	$5,136	$(10,860)
Basic earnings (loss) per share	$0.61	$(1.59)
Diluted earnings (loss) per share	$0.61	$(1.59)
Weighted average number of common shares outstanding - basic	8,431,942	6,833,630
Weighted average number of common shares outstanding - diluted	8,444,355	6,833,630

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended June 30, 2025 and 2024

(In thousands)

	Year Ended June 30,
	2025	2024

Net Income (Loss)	$5,136	$(10,860)
Other Comprehensive Income (Loss)
Unrealized holding gains (losses) on securities available-for-sale arising during the year, net of income tax (expense) benefit of $0 and $(119), respectively (a)	—	338
Reclassification adjustment for losses on sale of securities included in net loss, net of income tax (expense) benefit of $0 and $(1,154), respectively	—	3,297
Total change in unrealized gains	—	3,635
Change in defined pension plan for unrealized actuarial gains net of income tax (expense) of $(83), and $(58), respectively (b)	215	163
Total other comprehensive income	215	3,798
Total comprehensive income (loss)	$5,351	$(7,062)

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

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2025 and 2024

(In thousands)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	5,136	—	—	5,136
Other comprehensive income, net of tax	—	—	—	—	—	215	215
ESOP shares earned, 38,032 shares	—	—	58	—	381	—	439
Repurchase of common shares	(936,991)	(9)	(11,315)	—	—	—	(11,324)
Cash dividends declared on common stock, $0.10 per share	—	—	—	(836)	—	—	(836)
Restricted stock awards issued	304,231	3	(3)	—	—	—	—
Stock-based compensation	—	—	667	—	—	—	667
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780

Balance, June 30, 2023	—	$—	$—	$127,099	$—	$(5,015)	$122,084
Net loss	—	—	—	(10,860)	—	—	(10,860)
Other comprehensive income, net of tax	—	—	—	—	—	3,798	3,798
Cumulative adjustment for change in accounting principle (ASU No. 2016-13)	—	—	—	(34)	—	—	(34)
Common stock issued, 9,507,930 shares	9,507,930	95	91,491	—	—	—	91,586
Initial funding of ESOP, 760,634 shares	—	—	—	—	(7,606)	—	(7,606)
ESOP shares committed for allocation to participants, 57,048 shares	—	—	(55)	—	570	—	515
Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2025 and 2024

(In thousands)

	Year Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income (loss)	$5,136	$(10,860)
Adjustments to reconcile net income to net cash provided by operating activities: by operating activities:
Provision for credit losses	133	4,066
Depreciation	910	799
Deferred income tax benefit	(298)	(1,395)
Accretion of acquisition fair value adjustments, net	(4,257)	(5,468)
Amortization of core deposit intangible asset	1,433	1,340
Net amortization of premiums and discounts on securities	731	280
Net amortization of deferred loan fees, costs and discounts	269	364
Amortization of right-of-use asset	—	35
Income from cash surrender value of bank owned life insurance	(1,043)	(907)
Stock-based compensation expense	1,106	515
Unrealized gain on equity securities	(13)	(1)
Loss on sale of investments, net	—	4,463
Gain on sale of loans held for sale	(51)	(55)
Proceeds from sales of loans held for sale	575	4,486
Originations of loans held for sale	(524)	(4,431)
Gain on sale of premises and equipment	—	(13)
Noncash expense of common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528
(Increase) decrease in:
Accrued interest receivable	(555)	(292)
Other assets	2,316	2,410
Decrease in other liabilities	(1,203)	(1,603)
Net cash provided by (used in) operating activities	4,665	(1,739)
Cash Flows from Investing Activities
Proceeds from sales, maturities, and principal repayments of securities available-for-sale	—	7,692
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	14,001	15,180
Proceeds from sale of securities available-for-sale	—	41,315
Proceeds from sale of time deposits in other financial institutions	—	8,798
Net increase in loans receivable	(61,324)	(45,945)
Purchases of premises and equipment	(433)	(1,102)
Proceeds from sale of premises and equipment	—	13
Purchase of restricted equity securities	(2,727)	43
Cash paid for acquisition	—	(69,538)
Cash received from acquisition	—	55,294
Net cash (used in) provided by investing activities	(50,483)	11,750
Cash Flows from Financing Activities
Net increase (decrease) in interest bearing deposits	32,712	(51,011)
Net increase (decrease) in non-interest bearing deposits	6,081	(18,752)
Net increase in advance payments by borrowers for taxes and insurance	663	3,760
Net increase in short-term borrowings	30,000	—
Repayment of short-term borrowings	—	(20,000)
Dividends Paid	(444)	—
Cash proceeds from issuance of common stock	—	79,452
Repurchase of common stock	(11,324)	—
Net cash provided by (used in) financing activities	57,688	(6,551)
Net increase in cash and cash equivalents	11,870	3,460
Cash and Cash Equivalents, Beginning of Period	45,909	42,449
Cash and Cash Equivalents, End of Period	$57,779	$45,909
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$15,474	$9,582
Income taxes paid	—	475
Acquisition:
Fair value of assets acquired, net of cash and cash equivalents acquired	—	372,551
Goodwill recorded at merger	—	20,417
Fair value of liabilities assumed	—	378,724
Fair values of 452,758 common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2025 and 2024

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

Business

The Company, a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to federal and state laws and regulations. As a locally managed community bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

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

Basis of Presentation and Use of Estimates

The financial information contained in this Annual Report on Form 10-K as of and for the years ended June 30, 2025 and 2024 is for the Company and the Bank, unless indicated otherwise. However, due to the timing of the Merger, the statement of income (loss) and related disclosures only includes operations of Regal Bancorp and Regal Bank since September 19, 2023.

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

June 30, 2025 and 2024

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

Segment Reporting

Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual consolidated financial statements. The Company operates exclusively as a community banker within the "Community Banking" financial services industry. Community Banking encompasses the Company's primary business, which includes providing a wide range of commercial, retail and related banking services. The Company's primary focus within Community Banking is to grow loans using deposits generated by the Company's branches. Our business is generated principally in central and northern New Jersey.

The Company’s CEO is the chief operating decision maker who uses consolidated net income to assess performance and profitability of our single business segment. Consolidated net income is used to assess performance by comparing results on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operation decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.

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

Note 4 discuss the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings and the purchase of government-sponsored agency securities, backed by the full faith and credit of the United States.

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

Adoption of Accounting Standards Codification Topic 326: Financial Instruments - Credit Losses ("ASC 326")

On July 1, 2023, the Company adopted ASC 326 ("CECL"), which requires the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that was in use through June 30, 2023. Under this guidance, an entity measures all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable economic forecasts. The CECL model applies to loans and leases, unfunded lending commitments,

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

held-to-maturity debt securities and other debt instruments measured at amortized cost. The Company recorded the effect of implementing CECL using a modified-retrospective approach through a cumulative effect adjustment through retained earnings as of July 1, 2023, the beginning of the reporting period in which CECL became effective. The adoption of the new standard resulted in an increase to the allowance for credit losses on loans of $34,000, net of tax. No allowances were recorded for investment securities or unfunded lending commitments at adoption, as the estimates of those losses were de minimus.

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

Debt and equity securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities and reported at fair value, with unrealized holding gains or losses, net of deferred income taxes, reported in the accumulated other comprehensive income/loss component of stockholders' equity.

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

In compliance with ASC 326, the Company conducted a review of its investment portfolio to determine the appropriate level of credit losses to reserve. The Company did not record an allowance for credit losses ("ACL") on its available-for-sale ("AFS") securities during the years ended June 30, 2025 and 2024 or upon implementation of CECL on July 1, 2023. As of and for both periods, the Company considered the unrealized losses on the AFS securities to be related to fluctuations in market conditions, primarily interest rates, and not reflective of deterioration in credit. As of June 30, 2025, the Company had no AFS securities. As of June 30, 2024, the Company's AFS securities consisted primarily of highly-rated government sponsored agency ("GSE") residential mortgage-backed securities. The unrealized losses were higher due to market uncertainty resulting from inflation and rising interest rates from the time of the security purchase.

The Company's held-to-maturity ("HTM") portfolio consists principally of highly-rated GSE residential mortgage-backed securities. The Company segments its HTM securities into GSE, residential mortgage-backed securities, collateralized mortgage obligations ("CMOs"), and other debt securities to determine the ACL. The ACL is determined based on the security's historical losses and the ratings of major investment securities rating services, adjusted for certain qualitative factors. The Company has determined that for GSE residential mortgage-backed securities, it would be appropriate to assume the expected credit loss to be zero. At both June 30, 2025 and 2024, the Company had no HTM securities that were past due 30 days or more as to principal or interest payments. Based on its review of HTM securities, the Company deemed no ACL reserve was necessary for the years ended June 30, 2025 or 2024.

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

June 30, 2025 and 2024

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

Allowance for Credit Losses

The ACL is a significant accounting estimate used in the preparation of the Company's consolidated financial statements. Upon adoption of ASC 326 on July 1, 2023, the Company replaced the incurred loss impairment model with a requirement to recognize lifetime expected credit losses on loans and other financial instruments immediately when a financial asset is originated or purchased. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

The Company estimates expected credit losses using a combination of the cohort method and weighted average remaining maturities method. The loan portfolio is segmented into pools of loans by similar attributes and risk characteristics, as of a particular point in time, to which expected losses are calculated over their remaining lives, or until sufficiently attrited (i.e., have reached an acceptable stage at which a significant majority of all losses are expected to have been recognized). Each model factors historical loss rates into quantitative adjustments, to which management applies qualitative adjustments. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including: changes in underwriting standards and practices for collections, write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of the loan portfolio and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in amount and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and regulatory, legal and environmental events.

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

June 30, 2025 and 2024

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

From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination thereof, among other things.

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve closer attention, are designated as special mention. As of June 30, 2025, we had no assets designated as loss, doubtful, substandard or special mention.

Prior to the adoption of ASC 326 on July 1, 2023, a loan was individually evaluated when the loan was considered impaired. A loan was considered individually impaired when, based on current information and events, it was probable that the Bank would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining whether a loan was individually impaired included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as individually impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment was measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan was collateral dependent.

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

June 30, 2025 and 2024

not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for credit losses is adequate.

Upon adoption of ASC 326 on July 1, 2023, the Company made the following elections regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of financial condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual status. The Company's policy is to write-off accrued interest when a loan is placed on non-accrual status. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

The exposure for unfunded commitments is a component of other liabilities on the Company's consolidated statement of financial condition and represents the estimate for current expected credit losses inherent in unfunded commitments to extend credit. Unfunded commitments to extend credit include unused portions of lines of credit, unfunded loan commitments, availability on construction and land development loans and standby and commercial letters of credit. The process used to determine the ACL for these exposures is consistent with the process for determining the ACL for loans, as adjusted for estimated funding probabilities or loan equivalency factors. A charge (credit) to the provision for unfunded commitments on the consolidated statements of income is made to account for the change in the ACL on unfunded commitment exposures between reporting periods.

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

For all underlying classes of assets, the Company has elected not to recognize right-of-use assets and lease liabilities for leases that have a term of 12 months or less at lease commencement. Leases containing termination clauses in which either party may terminate the lease without cause and the notice period is less than 12 months are also deemed short-term leases. The Company recognizes short-term lease costs on a straight-line basis over the lease term.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

Restricted Equity Securities

Restricted stock, which represents a required investment in the capital stock of correspondent banks related to available credit facilities, are carried at cost. As of those dates, restricted stock may include investments in the capital stock of the Federal Home Loan Bank ("FHLB") of New York, Atlantic Community Bankers Bank (“ACBB”) and Bankers Compliance Group (“BCG”).

Federal law requires a member institution of the FHLB system to hold stock of its district bank according to a predetermined formula. At June 30, 2025 and 2024, the Bank held $2.5 million and $1.1 million, respectively, in stock of the FHLB of New York. At June 30, 2025 and 2024, the Company held $120,000 in stock of ACBB and BCG combined.

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

Management believes no impairment charge was necessary related to the FHLB, ACBB or BCG stock as of June 30, 2025 or June 30, 2024.

Bank Owned Life Insurance

The Company invests in bank owned life insurance as a source of funding for employee benefit expenses. Bank owned life insurance involves the purchasing of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This investment is carried as an asset in the consolidated statement of financial condition at the cash surrender value of the underlying policies. Increases in the cash surrender value of the policies, as well as proceeds, are recorded as income in the consolidated statement of income (loss). At June 30, 2025, the Company recorded a $3.0 million receivable for life insurance proceeds resulting from the death of a former employee, of which $1.5 million was recorded as noninterest income in the consolidated statement of income (loss).

Goodwill and Other Intangible Assets

The Company recorded goodwill through the acquisition of Regal Bancorp that it tests for impairment at least annually and more frequently as conditions warrant. As of June 30, 2025, goodwill amounted to $20.4 million. The Company evaluated and concluded that goodwill was not impaired as of that date.

The Company recorded a core deposit premium intangible through the acquisition of Regal Bancorp that is amortized on an accelerated basis over ten years. At June 30, 2025, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $2.8 million.

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

June 30, 2025 and 2024

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

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as non-interest expense in the consolidated statements of income (loss). Advertising expense was approximately $385,000 and $301,000 for years ended June 30, 2025 and 2024, respectively.

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

June 30, 2025 and 2024

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended June 30, 2025 or June 30, 2024.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. No interest and penalties were recorded during year ended June 30, 2025 or 2024.

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

Accounting Pronouncements Adopted

The Company adopted ASC 326 on July 1, 2023. The transition to the new Accounting Standards Update ("ASU") resulted in a cumulative effect adjustment to the allowance for credit losses of $47,000, an increase in

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

deferred tax assets of $13,000, and a decrease in retained earnings of $34,000 as of the adoption date. The impact of the reserve for unfunded liabilities to the consolidated financial statements was not material. The Company did not record an allowance for held-to-maturity securities on July 1, 2023 as the investment portfolio consisted almost entirely of debt securities backed by the full faith of the U.S. Government for which credit risk is deemed negligible. The impact of this ASU could change in the future depending on the composition, characteristics, and credit quality of the securities portfolio as well as the economic conditions at future reporting periods

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses—Troubled Debt Restructurings and Vintage Disclosures. This standard eliminated the recognition and measurement guidance for troubled debt restructurings by creditors and enhances disclosure requirements for certain loan restructurings when a borrower is experiencing financial difficulty. For public business entities, these amendments require that an entity disclose current-period gross charge-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross charge-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination. ASU No. 2022-02 was effective for the Company on July 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company.

In March 2023, FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures. The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The Company adopted this standard on July 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as the Company has no such investments.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard on July 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard, which is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards ("ASU 2024-01") clarifies how an entity determines whether a profits interest or similar award is within the scope of Topic 718 or is not a share-based payment arrangement and therefore within the scope of other guidance. ASU 2024-01 provides an illustrative example with multiple fact patterns and also amends certain language in the "Scope" and "Scope Exceptions" sections of Topic 718 to improve its clarity and operability without changing the guidance. Entities can apply the amendments either retrospectively to all prior periods presented in the financial statements or prospectively to profits interest and similar awards granted or modified on or after the date of adoption. If prospective application is elected, an entity must disclose the nature of and reason for the change in accounting principle. ASU 2024-01 is effective for the Company for the fiscal year beginning on July 1, 2025, including interim periods, and is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-02, Codification Improvements ("ASU 2024-02") amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. ASU 2024-02 is effective for the Company for the fiscal year beginning on July 1, 2025, and is not expected to have a material impact on our consolidated financial statements.

Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03") requires additional expense disclosures by public entities in the notes to the financial statements. ASU 2024-03 outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization, selling costs and depreciation. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued Accounting Standards Update 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date" ("ASU 2025-01"), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on our consolidated financial statements, which is not expected to have a material impact on our financial statements

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through September 29, 2025, the date consolidated financial statements were available to be issued.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

2.
Business Combination

On September 19, 2023, the Company completed its acquisition of Regal Bancorp, Inc. and its wholly-owned subsidiary Regal Bank, under which Regal Bancorp merged with and into the Company, with the Company as the resulting entity. Immediately following the Merger, Regal Bank merged with and into Somerset Bank, which had converted to a commercial bank charter, with Somerset Bank as the surviving entity, which was renamed Somerset Regal Bank. In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash.

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

June 30, 2025 and 2024

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

The Company had no merger-related expenses incurred during the year ended June 30, 2025.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Year Ended June 30,
	2025	2024
Net income (loss)	$5,136	$(10,860)
Weighted average number of common shares outstanding	9,261,575	7,403,716
Less: Average unallocated ESOP shares	(684,570)	(570,086)
Less: Average unvested restricted stock awards	(145,063)	—
Weighted average common shares outstanding used to calculate basic earnings per common share	8,431,942	6,833,630
Add: Dilutive effect of common stock equivalents	12,413	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	8,444,355	6,833,630
Basic income (loss) per common share	$0.61	$(1.59)
Diluted income (loss) per common share	$0.61	$(1.59)
Number of common stock equivalents excluded from the calculation of diluted earnings as they are anti-dilutive	760,593	—

4.
Investment Securities

The amortized cost and approximate fair values of securities held-to-maturity at June 30, 2025 and June 30, 2024 are as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$86,657	$2	$(14,436)	$72,223
Federal Home Loan Mortgage Corporation	45,009	1	(6,488)	38,522
Government National Mortgage Association	218	1	—	219
Subordinated Debt	7,750	—	(609)	7,141
CMO	2,011	—	(121)	1,890
Foreign Government Bonds	200	—	—	200
Total	$141,845	$4	$(21,654)	$120,195

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$95,338	$1	$(16,822)	$78,517
Federal Home Loan Mortgage Corporation	50,060	78	(8,252)	41,886
Government National Mortgage Association	273	—	(3)	270
Subordinated Debt	7,750	—	(1,488)	6,262
CMO	2,423	—	(222)	2,201
Foreign Government Bonds	300	—	—	300
Total	$156,144	$79	$(26,787)	$129,436

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The amortized cost and fair value of securities held-to-maturity by contractual maturity at June 30, 2025 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	June 30, 2025
	Amortized Cost	Fair Value
	(In thousands)
Due within 1 year	$200	$200
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	7,750	7,141
Due after 10 years	—	—
Mortgage-backed securities	133,895	112,854
Total	$141,845	$120,195

The unrealized losses as of June 30, 2025 and June 30, 2024, categorized by the length of time of continuous loss position and the fair value of related securities held-to-maturity, were as follows:

	June 30, 2025
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$72,047	$(14,436)	$72,047	$(14,436)
Federal Home Loan Mortgage Corporation	68	(10)	38,168	(6,478)	38,236	(6,488)
Subordinated Debt	—	—	7,141	(609)	7,141	(609)
CMO	—	—	1,890	(121)	1,890	(121)
Total	$68	$(10)	$119,246	$(21,644)	$119,314	$(21,654)

	June 30, 2024
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Federal National Mortgage Association	$—	$—	$78,160	$(16,822)	$78,160	$(16,822)
Federal Home Loan Mortgage Corporation	—	—	41,838	(8,252)	41,838	(8,252)
Government National Mortgage Association	—	—	270	(3)	270	(3)
Subordinated Debt	—	—	6,262	(1,488)	6,262	(1,488)
CMO	—	—	2,201	(222)	2,201	(222)
Total	$—	$—	$128,731	$(26,787)	$128,731	$(26,787)

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

At June 30, 2025 and June 30, 2024, the Bank had 37,000 and $25,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the years ended June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
	(In thousands)
Net gains recognized on equity securities	$13	$1
Less: Net gains recognized on equity securities sold/acquired	—	—
Net unrealized gains recognized on equity securities	$13	$1

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value on securities. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. However, the Company has determined that highly-rated issues of mortgage-backed securities of government-sponsored agencies have a zero expected credit loss.

At June 30, 2025 and June 30, 2024, mortgage-backed securities with a carrying value of approximately $1.7 million and $1.8 million, respectively, were pledged as collateral to secure public funds on deposit.

5.
Loans Receivable

Loans at June 30, 2025 and June 30, 2024 are summarized as follows:

	June 30, 2025	June 30, 2024
	(In thousands)
Owner occupied commercial real estate loans	$55,127	$59,968
Other commercial real estate loans	72,542	75,782
Multi-family loans	219,934	180,364
Commercial and industrial loans	12,253	12,522
Total commercial loans	359,856	328,636
Residential mortgage loans	427,345	394,723
Consumer and other loans	13,038	11,658
Total loans	800,239	735,017
Allowance for credit losses	(5,362)	(5,229)
Deferred loan costs, net	2,289	2,071
Loans receivable, net	$797,166	$731,859

The Company engages primarily in the lending of fixed-rate and adjustable-rate commercial real estate and residential mortgage loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in these areas of lending are minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that contain loan-to-value ratios of generally no more than 75% for multi-family and commercial loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

At June 30, 2025, commercial loans represented 45.0% of total loans receivable, net, while residential mortgage, consumer and other loans represented 55.0%, nearly all of which was concentrated within our primary market area in New Jersey. The Company holds 82.0% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 1% secured by office buildings. At June 30, 2025, the Company had no non-accrual commercial loans.

The Company adopted ASC 326 on July 1, 2023. All disclosures are presented in accordance with ASC 326 as of June 30, 2025 and June 30, 2024. The following tables summarize the activity in the allowance for credit losses by loan class for the years ended June 30, 2025 and June 30, 2024.

	June 30, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(656)	(323)	(168)	(11)	1,133	158	133
Ending balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$675	$179	$1,830	$135	$2,308	$235	$5,362
Loans Receivable:
Ending balance	$55,127	$72,542	$219,934	$12,253	$427,345	$13,038	$800,239
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$55,127	$72,542	$219,934	$12,253	$427,345	$13,038	$800,239

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following tables present the credit risk profile of loans by class and fiscal year of origination as of June 30, 2025 and June 30, 2024:

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Other Commercial Real Estate
Risk Rating
Pass	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Multi-Family
Risk Rating
Pass	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Commercial and Industrial
Risk Rating
Pass	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Residential Mortgage
Risk Rating
Pass	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Consumer and other
Risk Rating
Pass	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and other	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Total Loans
Pass	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following tables present the recorded investment in loans receivable by major category and credit quality indicators at June 30, 2025 and June 30, 2024:

	June 30, 2025
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$55,127	$—	$—	$—	$55,127
Other commercial real estate	72,542	—	—	—	72,542
Multi-family	219,934	—	—	—	219,934
Commercial and industrial	12,253	—	—	—	12,253
Residential mortgage	427,345	—	—	—	427,345
Consumer and other	13,038	—	—	—	13,038
Total	$800,239	$—	$—	$—	$800,239

	June 30, 2024
	Pass	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$59,968	$—	$—	$—	$59,968
Other commercial real estate	75,782	—	—	—	75,782
Multi-family	180,364	—	—	—	180,364
Commercial and industrial	12,472	—	50	—	12,522
Residential mortgage	394,723	—	—	—	394,723
Consumer and other	11,658	—	—	—	11,658
Total	$734,967	$—	$50	$—	$735,017

The following table presents the amortized cost basis of non-accrual loans and loans 90 days or more past due and still accruing, by loan portfolio class with related allowance, as of June 30, 2025:

June 30, 2025
Non-Accrual Loans
	With a Related Allowance	Without a Related Allowance	Total
(In thousands)
Commercial and Industrial	$—	$—	$—

The following tables provide a breakdown of impaired loans by loan portfolio class and related allowance as of June 30, 2024:

	June 30, 2024
	Non-Accrual Loans
	With a Related Allowance	Without a Related Allowance	Total
	(In thousands)
Commercial and Industrial	$—	$50	$50

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following tables present the classes of loans summarized by the past due status as of June 30, 2025 and June 30, 2024:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$59,968	$59,968
Other commercial real estate	—	—	—	—	—	75,782	75,782
Multi-family	—	—	—	—	—	180,364	180,364
Commercial and industrial	—	—	—	50	50	12,472	12,522
Residential mortgage	572	—	—	—	572	394,151	394,723
Consumer and other	40	—	—	—	40	11,618	11,658
Total	$612	$—	$—	$50	$662	$734,355	$735,017

As of June 30, 2025, the Bank had made no loan modifications to creditors experiencing financial difficulty.

6.
Premises and Equipment, net

Premises and equipment at June 30, 2025 and June 30, 2024 are summarized as follows:

	June 30, 2025	June 30, 2024
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,024	9,181
Furniture, fixtures and equipment	6,123	5,882
	16,073	15,989
Accumulated depreciation	(11,131)	(10,570)
Total premises and equipment, net	$4,942	$5,419

Depreciation expense amounted to $910,000 and $799,000 for the years ended June 30, 2025 and June 30, 2024, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

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

	Year Ended June 30,
	2025	2024
	(Dollars in thousands)
Right-of-use asset	$3,156	$2,311
Lease liability	$3,211	$2,403
Weighted-average remaining lease term, in years	4.23	3.57
Weighted-average discount rate	1.50%	1.70%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of June 30, 2025 are as follows:

June 30, 2025
(In thousands)
June 30, 2026	$854
June 30, 2027	797
June 30, 2028	695
June 30, 2029	643
June 30, 2030	262
Thereafter	62
Total future minimum lease payments	3,313
Less: imputed interest	(102)
Total	$3,211

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of June 30, 2025 are as follows:

	Year Ended June 30,
	2025	2024
	(In thousands)
Operating lease cost	$878	$834
Cash paid for amounts included in measurement of lease liabilities	$818	$816

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The changes in the carrying amount of goodwill and core deposit intangibles are summarized as follows:

	June 30, 2025	June 30, 2024
	(In thousands)
Balance at beginning of period	$28,141	$—
Acquisition of Regal Bancorp	—	29,481
Amortization expense	(1,433)	(1,340)
Balance at end of period	$26,708	$28,141

Goodwill and Intangible assets at June 30, 2025 and June 30, 2024:

	June 30, 2025	June 30, 2024
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangible, net of amortization	6,291	7,724
Goodwill and intangible assets	$26,708	$28,141

As of June 30, 2025, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2026	$1,167
2027	951
2028	774
2029	657
Thereafter	2,742
Total	$6,291

9.
Deposits

Deposits at June 30, 2025 and June 30, 2024 consisted of the following:

	June 30, 2025	June 30, 2024
	(In thousands)
Demand accounts:
Interest-bearing	$319,829	$252,880
Noninterest-bearing	114,107	108,026
Total demand accounts	433,936	360,906
Savings and club	143,881	173,375
Certificates of deposit	268,205	272,819
Total	$846,022	$807,100

Certificates of deposit with balances in excess of the FDIC insurance limit of $250,000 at June 30, 2025 and June 30, 2024 amounted to approximately $58.9 million and $55.2 million, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

At June 30, 2025, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending June 30, 2026	$239,050
Year ending June 30, 2027	22,829
Year ending June 30, 2028	4,211
Year ending June 30, 2029	1,367
Year ending June 30, 2030	748
Total	$268,205

10.
Borrowings

At June 30, 2025 there were $30.0 million of borrowings from the FHLB of New York.

At June 30, 2025 and June 30, 2024, the Company could borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Company's maximum borrowing capacity based on the Company's ability to collateralize such borrowings. At June 30, 2025, the Company's maximum borrowing capacity was $100.0 million.

At June 30, 2025 and June 30, 2024, the Company's Board of Directors had authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Company's qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

11.
Benefit Plans

Retirement Plan

The Bank has a non-contributory pension plan covering all eligible employees. The plan is a defined benefit plan that provides benefits based on a participant’s years of service and overall annual compensation.

The following tables set forth the plan’s funded status and components of net periodic pension:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(Dollars in thousands)
Change in benefit obligation:
Obligation, beginning	$14,564	$15,003
Service cost	—	—
Interest cost	661	650
Actuarial (gain) loss	78	(7)
Benefit payments	(812)	(1,082)
Curtailments	—	—
Obligation, ending	$14,491	$14,564
Change in plan assets:
Fair value of plan assets, beginning	$16,075	$16,139
Actual gain (loss) on plan assets	1,270	1,018
Employer contributions	—	—
Benefit payments	(812)	(1,082)
Fair value of plan assets, ending	$16,533	$16,075
Funded status,
Accumulated benefit obligation	$14,491	$14,564
Projected benefit obligation	$(14,491)	$(14,564)
Fair value of assets	16,533	16,075
Funded status and prepaid pension cost included in other liabilities	$2,042	$1,511
Assumptions used to determine benefit obligation:
Discount rate	5.06%	5.19%
Rate of increase in compensation	n/a	n/a

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2021, as published by the Society of Actuaries. The components of the pension and post-retirement net periodic benefit cost for the periods indicated are provided in the table below:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(Dollars in thousands)
Net periodic pension cost included the following:
Service cost	$—	$—
Interest cost	661	650
Expected return on plan assets	(919)	(918)
Net amortization	25	122
Net periodic pension cost included in salaries and employee benefits	$(233)	$(146)
Assumptions used to determine net periodic pension cost:
Discount rate	5.06%	5.19%
Rate of increase in compensation	n/a	n/a
Rate of return on plan assets	6.50%	6.50%

For the years ended June 30, 2025 and 2024, the plan’s assets realized an annual return of approximately 2%. The weighted-average allocation by asset category is as follows:

	June 30, 2025	June 30, 2024
Cash and equivalents	1%	1%
Fixed income securities and mutual funds	53	54
Equity securities and mutual funds	46	45
	100%	100%

The fair values of the Bank’s pension plan assets at June 30, 2025 and June 30, 2024, by asset category (see Note 17 for the definitions of levels), are as follows:

	Assets at Fair Value as of June 30, 2025
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Cash	$173	$—	$—	$173
Equity securities	283	—	—	283
Mutual funds - equity	7,239	—	—	7,239
Mutual funds - fixed income	8,838	—	—	8,838
Total	$16,533	$—	$—	$16,533

	Assets at Fair Value as of June 30, 2024
Asset Category	(Level 1)	(Level 2)	(Level 3)	Fair Value
	(In thousands)
Cash	$177	$—	$—	$177
Equity securities	460	—	—	460
Mutual funds - equity	6,800	—	—	6,800
Mutual funds - fixed income	8,638	—	—	8,638
Total	$16,075	$—	$—	$16,075

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The Bank did not contribute to the pension plan during the year ended June 30, 2025. Benefit payments, which reflect expected future service, are expected to be paid as follows:

Year ending June 30:	(In thousands)
2026	$4,344
2027	1,031
2028	943
2029	974
2030	1,386
Thereafter	4,877
$13,555

As of June 30, 2025 and June 30, 2024, unrecognized net loss of $1.4 million and $1.7 million, respectively, was included in accumulated other comprehensive income.

Savings and Investment Plan

The Bank has a savings and investment plan, pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Under this plan, employees may make voluntary contributions in an amount equal to not less than 2% of their eligible compensation during a plan year. In addition, the Bank will make contributions equal to 3% of the plan year compensation for all eligible employees. The Bank, at its discretion, may make an additional matching contribution to those participants employed at each plan year end. Plan contributions approximated $264,000 and $239,000 for the years ended June 30, 2025 and June 30, 2024, respectively. No additional matching contributions were made during the years ended June 30, 2025 and June 30, 2024.

Deferred Compensation

The Bank has deferred compensation plans for directors and certain officers that permit the deferral of director fees and officer compensation. Amounts deferred earn interest at rates comparable to rates the Bank pays on deposit accounts. At June 30, 2025 and June 30, 2024, liabilities under the plans totaled approximately $1.52 million and $2.39 million, respectively. Interest expense approximated $59,000 and $57,000 for the years ended June 30, 2025 and June 30, 2024, respectively.

12. Stock- Based Compensation

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of June 30, 2025, there were 266,286 shares available for future grants.

Stock Options

On November 21, 2024, the Company granted 237,695 stock options to non-employee directors. On January 29, 2025 and February 5, 2025, the Company granted 465,889 and 57,009, respectively, of stock options to certain officers and employees of the Company. The stock options have a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grants:

Date of grant	November 21, 2024	January 29, 2025	February 5, 2025
Options granted	237,695	465,889	57,009
Exercise price	$11.04	$12.50	$12.36
Vesting period (years)	5.00	5.00	5.00
Expiration date	November 21, 2034	January 29, 2035	February 5, 2035
Expected Volatility(1)	27.90%	27.87%	27.87%
Expected term (years)(2)	6.50	6.50	6.50
Expected dividend yield(3)	0.00%	0.00%	0.00%
Forfeiture rate	0.00%	0.00%	0.00%
Risk free rate of return(4)	4.36%	4.44%	4.33%
Fair value per option	$4.24	$4.82	$4.73

(1)
Expected volatility is based on the standard deviation of the historical volatility of the daily adjusted closing price of a group of peers' shares
(2)
Expected term represents the period of time that the option is expected to be outstanding, determined using the "Simplified Method"
(3)
Expected dividend yield is determined based on management's expectations regarding issuing dividends in the foreseeable future
(4)
The risk-free rate of return is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected term of the option

The following table represents stock option activities for the period indicated:

Year Ended June 30, 2025
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
(In thousands)
Balance at beginning of period	—	$—	—	$—
Granted	760,593	12.03	9.77	—
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	760,593	$12.03	9.77	$1,116

Exercisable at end of period	—	$—	—	$—

The aggregate intrinsic value is calculated by multiplying the number of in-the-money shares by the difference between the Company’s closing price on the last trading day of the period and the exercise price.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following table represents information regarding restricted stock award activities for the periods indicated:

	Year Ended June 30, 2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at beginning of period	—	$—
Granted	304,231	12.03
Vested	—	—
Forfeited	—	—
Balance at end of period	304,231	$12.03

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the period indicated:

Year Ended June 30, 2025
(In thousands)
Stock-based compensation expense
Stock options	$327
Restricted stock awards	340
Total stock-based compensation expense	$667
Related tax benefits recognized in earnings	$188

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of June 30, 2025:

	Amount	Weighted Average Period (years)
	(In thousands)
Stock options	$3,196	4.53
Restricted stock awards	3,321	4.53
Total	$6,517

ESOP

The Company maintains the Somerset Regal Bank Employee Stock Ownership Plan (the "ESOP"). Coincident with its conversion on September 19, 2023, the Company loaned the ESOP $7.6 million and the ESOP trust purchased 760,634 shares of the Company's common stock at $10.00 per share. The loan is secured by the shares purchased, which are held until allocated to participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends, if any, paid to the ESOP on unallocated shares. Shares are allocated to eligible participants at the end of the plan year (December 31) on the basis of compensation, subject to federal limits.

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are earned and committed to be released to participants' accounts under the plan. The principal outstanding of the ESOP loan was $6.9 and $7.0 million at June 30, 2025, and 2024, respectively. Total compensation expense recognized in connection with the ESOP was $438,000 and $515,000 for the years ended June 30, 2025, and 2024, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

Shares held by the ESOP were as follows:

	June 30, 2025	June 30, 2024
	(In thousands)
Allocated to participants	76,064	38,032
Committed to be allocated	19,016	19,016
Unallocated	665,554	703,586
Total ESOP shares	760,634	760,634

Fair value of unearned shares	$8,985	$6,508

13.
Income Taxes

Prior to the year ended June 30, 2024, the Bank qualified as a Savings Institution under the provisions of the Internal Revenue Code and, therefore, prior to January 1, 1996, was permitted to calculate its bad debt deduction using either the experience method or the specific charge off method. Retained earnings at June 30, 2025 and June 30, 2024 included approximately $5.3 million of such bad debt allowance for which federal income taxes have not been provided. After January 1, 1996, the Bank was only permitted to deduct actual charge offs. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income tax expense are as follows for years ended June 30, 2025 and June 30, 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(In thousands)
Current tax expense:
Federal income	$117	$269
State income	79	217
Total current	196	486
Deferred tax expense (benefit):
Federal income	612	(2,433)
State income	183	(1,127)
Total deferred	795	(3,560)
Change in valuation allowance	—	2,165
Total	$991	$(909)

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

The following table presents a reconciliation between the effective income tax expense and the income tax expense which would be computed by applying the federal statutory tax rate of 21% for the years ended June 30, 2025 and June 30, 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(In thousands)
Federal income tax expense (benefit), at the statutory rate	1,287	$(2,472)
Increases (decreases) in taxes resulting from:
New Jersey state tax, net of federal income tax effect	207	(233)
Bank owned life insurance	(532)	(194)
Merger expenses	—	50
Other items, net	29	390
Change in valuation allowance	—	1,550
Effective income tax expense (benefit)	$991	$(909)

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30, 2025	June 30, 2024
	(In thousands)
Deferred tax assets:
ESOP	$60	$160
Capital loss carryover	586	586
Deferred compensation	570	693
Unrecognized pension losses	392	475
Deferred loan fees	13	13
Allowance for credit loss	1,749	1,470
Compensation	396	250
Depreciation	432	432
Federal net operating loss	624	772
State net operating loss	535	510
Charitable contributions	1,579	1,579
Uncollected interest	—	2
Fair value adjustments related to acquisition	941	2,201
Total deferred tax assets	7,877	9,143
Deferred tax liabilities:
Core deposit intangible	1,768	2,235
Prepaid pension	966	900
Deferred loan costs	178	178
Other	92	79
Total deferred tax liabilities	3,004	3,392
Valuation allowance	2,165	2,165
Net deferred income tax asset included in other assets	$2,708	$3,586

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At June 30, 2025 and 2024, there was a valuation allowance of $2.2 million.

A corporation may carry forward net operating losses to the succeeding 20 taxable years for New Jersey state tax purposes. As of June 30, 2025, the Bank had total state net operating loss carryforwards of approximately $7.5 million that expire beginning in tax year 2044.

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax asset. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, a valuation allowance of $2.2 million was established for the year ended June 30, 2025 attributable to the Company's five-year charitable contribution and capital loss carryforwards. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets on the Consolidated Statements of Financial Condition. At June 30, 2025 and June 30, 2024, the Company had a $2.2 million valuation allowance.

14.
Commitments and Contingencies

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

At June 30, 2025, total unfunded loan-related commitments, including lines of credit, amounted to $79.0 million, comprised of $38.0 million for unused equity lines of credit and $41.0 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities in the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income, however the Company recorded no expense for the years ended June 30, 2025 or June 30, 2024. The balance for unfunded commitments was $0 at both June 30, 2025 and 2024.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

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

Market risk, credit risk, operational risk and deposits are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of June 30, 2025, management believes that the Bank met all capital adequacy requirements to which it was subject. As of June 30, 2025, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
June 30, 2025:
Tier 1 capital (to average total assets)	$162,261	15.51%	$94,167	9.00%
June 30, 2024:
Tier 1 capital (to average total assets)	$170,364	16.83%	$91,122	9.00%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

16.
Related-Party Transactions

In the ordinary course of business, the Bank has engaged, and continues to engage, in banking transactions with its directors, officers and their related parties.

At June 30, 2025, the Bank had $267,000 in outstanding loans to directors, officers and their related parties.

	June 30, 2025	June 30, 2024
	(In thousands)
Balance, beginning of year	$330	$532
New loans and advances	—	—
Repayments	(63)	(202)
Balance, end of year	$267	$330

Deposits from directors, officers and their related parties held by the Bank at June 30, 2025 and June 30, 2024 amounted to $14.1 million and $5.4 million, respectively.

The Company leases two branch facilities under agreements with companies directly or indirectly affiliated with a director, as a result of the Merger. Lease expense recognized in connection with these leases since the Merger amounted to $236,000 for the year ended June 30, 2025.

17.
Fair Value Measurements and Disclosures

The Bank uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company's securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value other assets or liabilities on a non-recurring basis. These non-recurring fair value adjustments involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

For financial assets measured at fair value on a recurring basis as of June 30, 2025 and June 30, 2024, the fair value measurements by level within the fair value hierarchy used are as follows:

	June 30, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	37	—	—	37
Total	$37	$—	$—	$37

	June 30, 2024
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	25	—	—	25
Total	$25	$—	$—	$25

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present those assets and liabilities measured at fair value on a non-recurring basis at June 30, 2025 and June 30, 2024, and additional quantitative information about the valuation techniques and inputs utilized to determine fair value. All such assets and liabilities were measured using Level 3 inputs:

	June 30, 2025
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(In thousands)
Individually evaluated	$—	$—	$—	Appraisal of collateral	Selling costs	15%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

	June 30, 2024
	Fair Value Measurement			Quantitative Information
	Recorded Investment	Valuation Allowance	Fair Value	Valuation Technique	Unobservable Inputs	Value/Range
	(In thousands)
Individually evaluated	$50	$—	$50	Appraisal of collateral	Selling costs	15%

Loans which meet certain criteria are evaluated individually for impairment. A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans are generally collateral dependent whose fair value is estimated through current appraisals, and adjusted as necessary by management to reflect current market conditions. Appraisals of collateral securing impaired loans are conducted by approved, qualified, and independent third-party appraisers. Such appraisals are ordered once the loan is deemed impaired, as previously described. Impaired loans are generally classified as Level 3 assets. There were no transfers between levels within the fair value hierarchy during the years ended June 30, 2025 and June 30, 2024.

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

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and June 30, 2024 were as follows:

	June 30, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,779	$57,779	$57,779	$—	$—
Securities held-to-maturity, at amortized cost	141,845	120,195	—	120,195	—
Restricted equity securities, at cost	2,608	2,608	—	2,608	—
Loans receivable, net	797,166	770,473	—	—	770,473
Accrued interest receivable	3,072	3,072	—	3,072	—
Financial Liabilities:
Deposits	846,022	764,094	—	764,094	—
Borrowings	30,000	30,000	30,000	—	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

	June 30, 2024
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$45,909	$45,909	$45,909	$—	$—
Securities held-to-maturity, at amortized cost	156,144	129,436	—	129,436	—
Restricted equity securities, at cost	1,231	1,231	—	1,231	—
Loans receivable, net	731,859	696,757	—	—	696,757
Accrued interest receivable	2,695	2,695	—	2,695	—
Financial Liabilities:
Deposits	807,100	704,566	—	704,566	—
Borrowings	—	—	—	—	—

18.
Condensed Financial Statements of Parent Company

Financial information pertaining to SR Bancorp, Inc. only is as follows:

	June 30, 2025	June 30, 2024
	(In thousands)	(In thousands)
Assets
Cash held at Somerset Regal Bank	$5,411	$2,787
Loan to Somerset Regal Bank ESOP	6,869	7,030
Other assets	293	411
Due from Somerset Regal Bank	680	521
Investment in Somerset Regal Bank	180,951	188,734
Total assets	$194,204	$199,483

Liabilities and equity
Other liabilities	$424	$—
Shareholders' equity	193,780	199,483
Total liabilities and equity	$194,204	$199,483

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(In thousands)	(In thousands)
Income and Expense
Interest income on ESOP loan	$591	$481
Other expense	154	—
Contribution expense Somerset Regal Bank Charitable Foundation	—	5,433
Income (loss) before income tax expense and equity in undistributed net loss of Somerset Regal Bank	437	(4,952)
Income tax expense	122	—
Income before undistributed net loss of Somerset Regal Bank	315	(4,952)
Equity in undistributed net income (loss) of Somerset Regal Bank	4,821	(5,908)
Net Income (Loss)	5,136	(10,860)

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — Continued

June 30, 2025 and 2024

	Year Ended June 30, 2025	Year Ended June 30, 2024
	(In thousands)	(In thousands)
Cash Flows From Operating Activities:
Net income (loss)	$5,136	$(10,860)
Adjustments to reconcile net loss to cash provided by operating activities:
Undistributed net (earnings) loss of Somerset Regal Bank	(4,607)	5,908
Stock based compensation	52	—
Change in other assets and other liabilities	542	(299)
Contribution expense common shares contributed to Somerset Regal Bank Charitable Foundation	—	4,528
Net cash provided by (used in) operating activities	1,123	(723)
Cash Flows From Investing Activities:
Investment in Somerset Regal Bank	(1,341)	(35,345)
Dividend from Somerset Regal Bank	15,000	35,500
ESOP loan	—	(7,606)
Principal payment received on ESOP loan	161	576
Cash paid for acquisition	—	(69,538)
Net cash provided by (used in) investing activities	13,820	(76,413)
Cash Flows From Financing Activities:
Repurchase of common stock	(11,324)	—
Cash dividends paid on common stock	(836)	—
Cash proceeds from issuance of common stock	—	79,452
Change in due from Somerset Regal Bank	(159)	471
Net cash (used in) provided by financing activities	(12,319)	79,923
Net increase in cash and cash equivalents	$2,624	$2,787
Cash and cash equivalents, beginning of period	2,787	—
Cash and cash equivalents, end of period	$5,411	$2,787