Form 10-Q
period 2025-09-30
SR Bancorp, Inc.
filed 2025-11-14
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 8,532,170 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2025 (Unaudited) and June 30, 2025

(In thousands, except for share data)

	September 30, 2025	June 30, 2025

Assets
Cash and due from banks	$4,452	$3,945
Interest-bearing deposits at other banks	53,853	53,834
Total cash and cash equivalents	58,305	57,779
Securities held-to-maturity, at amortized cost	138,234	141,845
Equity securities, at fair value	35	37
Loans receivable, net of allowance for credit losses of $5,533 and $5,362, respectively	826,371	797,166
Premises and equipment, net	4,773	4,942
Right-of-use asset	2,950	3,156
Restricted equity securities, at cost	2,833	2,608
Accrued interest receivable	3,160	3,072
Bank owned life insurance	36,871	36,607
Goodwill and intangible assets	26,393	26,708
Other assets	10,171	10,485
Total assets	$1,110,096	$1,084,405
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$116,918	$114,107
Interest-bearing	752,694	731,915
Total deposits	869,612	846,022
Borrowings	35,000	30,000
Advance payments by borrowers for taxes and insurance	8,344	8,736
Accrued interest payable	114	223
Lease liability	2,998	3,211
Other liabilities	2,095	2,433
Total liabilities	918,163	890,625
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 8,676,860 and 8,875,170 shares issued and outstanding as of September 30, 2025, and June 30, 2025, respectively	87	89
Additional paid-in capital	78,321	80,843
Retained earnings	120,798	120,505
Unearned compensation ESOP	(6,560)	(6,655)
Accumulated other comprehensive loss	(713)	(1,002)
Total stockholders' equity	191,933	193,780
Total liabilities and stockholders' equity	$1,110,096	$1,084,405

The accompanying notes are an integral part of the consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except for share data, unaudited)

	Three Months Ended September 30,
	2025	2024
Interest Income
Loans, including fees	$10,895	$10,286
Securities:
Taxable	584	661
Interest bearing deposits at other banks	456	520
Total interest income	11,935	11,467
Interest Expense
Deposits:
Demand	1,565	926
Savings and time	2,395	2,784
Borrowings	380	163
Total interest expense	4,340	3,873
Net Interest Income	7,595	7,594
Provision (Credit) for Credit Losses	171	(154)
Net Interest Income After Provision (Credit) for Credit Losses	7,424	7,748
Noninterest Income
Service charges and fees	230	296
Increase in cash surrender value of bank owned life insurance	265	260
Fees and service charges on loans	32	56
Unrealized (loss) gain on equity securities	(2)	2
Realized gain on sale of loans	—	24
Other	40	163
Total noninterest income	565	801
Noninterest Expense
Salaries and employee benefits	3,853	3,240
Occupancy	536	632
Furniture and equipment	353	293
Data Processing	540	629
Advertising	130	82
FDIC premiums	120	120
Directors fees	97	92
Professional fees	437	489
Insurance	134	159
Telephone, postage and supplies	202	181
Other	692	902
Total noninterest expense	7,094	6,819
Income Before Income Tax Expense	895	1,730
Income Tax Expense	202	363
Net Income	$693	1,367
Basic earnings per share	$0.09	$0.16
Diluted earnings per share	$0.09	$0.16
Weighted average number of common shares outstanding - basic	7,845,230	8,806,265
Weighted average number of common shares outstanding - diluted	7,927,521	8,806,265

The accompanying notes are an integral part of these condensed financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2025 and 2024

(In thousands, unaudited)

	Three Months Ended September 30,
	2025	2024
Net Income	$693	$1,367
Other Comprehensive Income
Change in defined pension plan for unrealized actuarial gains net of income tax expense of $113 and $131, respectively	289	337
Total other comprehensive income	289	337
Total comprehensive income	$982	$1,704

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except for share data, unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780
Net income	—	—	—	693	—	—	693
Other comprehensive income, net of tax	—	—	—	—	—	289	289
ESOP shares earned, 9,508 shares	—	—	43	—	95	—	138
Repurchase of common shares	(198,310)	(2)	(2,924)	—	—	—	(2,926)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(400)	—	—	(400)
Stock-based compensation	—	—	359	—	—	—	359
Balance, September 30, 2025	8,676,860	$87	$78,321	$120,798	$(6,560)	$(713)	$191,933

Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	1,367	—	—	1,367
Other comprehensive income, net of tax	—	—	—	—	—	337	337
ESOP shares earned, 9,508 shares	—	—	(1)	—	95	—	94
Repurchase of common shares	(66,288)	(8)	(729)	—	—	—	(737)
Balance, September 30, 2024	9,441,642	$87	$90,706	$117,572	$(6,941)	$(880)	$200,544

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2025 and 2024

(In thousands, except for share data, unaudited)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$693	$1,367
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (Credit) for credit losses	171	(154)
Depreciation	218	297
Deferred income tax benefit	72	130
Accretion of acquisition fair value adjustments, net	(618)	(1,416)
Amortization of core deposit intangible asset	315	386
Net amortization of premiums and discounts on securities	42	55
Net amortization of deferred loan fees, costs and discounts	50	67
Income from cash surrender value of bank owned life insurance	(265)	(260)
Stock-based compensation expense	497	94
Unrealized loss (gain) on equity securities	2	(2)
Gain on sale of loans held for sale	—	(24)
Proceeds from sales of loans held for sale	—	274
Originations of loans held for sale	—	(250)
(Increase) decrease in:
Accrued interest receivable	(87)	(105)
Other assets	470	1,909
Increase in other liabilities	(338)	(579)
Net cash provided by operating activities	1,222	1,789
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	3,570	3,573
Net increase in loans receivable	(28,793)	(34,298)
Purchase of premises and equipment	(76)	(82)
Purchase of restricted equity securities	(225)	(900)
Net cash used in investing activities	(25,524)	(31,707)
Cash Flows from Financing Activities
Net increase in interest bearing deposits	20,764	5,957
Net increase in non-interest bearing deposits	2,811	6,270
Net increase in advance payments by borrowers for taxes and insurance	(392)	(183)
Net increase in short-term borrowings	5,000	20,000
Dividend Paid	(429)	—
Repurchase of common stock	(2,926)	(737)
Net cash provided by financing activities	24,828	31,307
Net increase in cash and cash equivalents	526	1,389
Cash and Cash Equivalents, Beginning of Period	57,779	45,909
Cash and Cash Equivalents, End of Period	$58,305	$47,298
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$4,287	$3,657
Income taxes paid	—	$—

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.
Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying unaudited Consolidated Financial Statements of SR Bancorp, Inc. (the “Company”) have been prepared in conformity with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. The Consolidated Financial Statements are prepared on an accrual basis and include the accounts of the Company’s wholly-owned subsidiary, Somerset Regal Bank (the “Bank”) and its wholly-owned subsidiaries Somerset Investment Co. (the “Investment Co.”), RB Properties, LLC and Somerset Consumer Service Corp. (“SCS”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Investment Co. is a special purpose entity subject to the investment company provisions of the New Jersey Corporation Business Tax Act whose activities are limited to holding investment securities and recognizing income and other gains/losses thereon. RB Properties, LLC was formed to own and manage real estate property acquired through foreclosure or in lieu of foreclosure in connection with loans. RB Properties, LLC is currently inactive. SCS was originally formed for the purpose of selling annuity products and is currently inactive.

The interim Consolidated Financial Statements reflect all adjustments, including normal and recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other period. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

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

The Company became the holding company for Somerset Regal Bank as part of the mutual-to-stock conversion of Somerset Savings Bank, SLA. On September 19, 2023, Somerset Savings Bank, SLA converted from the mutual to stock form of organization and SR Bancorp, Inc. completed its stock offering. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023. Somerset Regal Bank was formed through the combination of Somerset Savings Bank, SLA and Regal Bank, two New Jersey chartered institutions, on September 19, 2023.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 discusses the types of investment securities in which the Company invests. Credit risk as it relates to investment activities is mitigated through the monitoring of ratings. The Company's portfolio consists principally of highly-rated government-sponsored agency securities.

Segment Reporting

Accounting Standards Codification ("ASC") Topic 280, Segment Reporting, establishes standards for the way business enterprises report information about operating segments in annual Consolidated Financial Statements. The Company operates exclusively as a community bank within the "Community Banking" financial services industry. Community Banking encompasses the Company's primary business, which includes providing a wide range of commercial, retail and related banking services. The Company's primary focus within Community Banking is to grow loans using deposits generated by the Company's branches. Our business is generated principally in central and northern New Jersey.

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

Recently Adopted Accounting Changes

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This update requires public entities with reportable segments to provide additional and more detailed disclosures. The Company adopted ASU 2023-07 on June 30, 2025, which did not have a material impact on its Consolidated Financial Statements.

In March 2024, the FASB issued ASU 2024-01 Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). This update provides guidance for profits interest and similar awards. The Company adopted ASU 2024-01 on July 1, 2025, which did not have a material impact on its Consolidated Financial Statements.

Accounting Standards Update 2024-02, "Codification Improvements" ("ASU 2024-02"), amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The Company adopted ASU 2024-02 on July 1, 2025, and it did not have a material impact on its Consolidated Financial Statements.

Recent Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for annual financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard, which is not expected to have a material impact on our financial statements.

Accounting Standards Update 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" ("ASU 2024-03"), requires additional expense disclosures by public entities in the notes to the financial statements. ASU 2024-03 outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization, selling costs and depreciation. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

definition of selling expenses. The disclosures are required for each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued Accounting Standards Update 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date" ("ASU 2025-01"), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard, which is not expected to have a material impact on our financial statements.

Accounting Standards Update 2025-06, “Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“ASU 2025-06”) to modernize the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this standard, which is not expected to have a material impact on our financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through November 14, 2025, the date the Consolidated Financial Statements were available to be issued.

2.
Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options and vested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three months ended September 30, 2025, there were 760,593 options that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Options with an exercise price greater than the average market price of the common shares are considered anti-dilutive.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended September 30,
	2025	2024
Net income	$693	$1,367
Weighted average number of common shares outstanding	8,810,261	9,503,513
Less: Average unallocated ESOP shares	(660,800)	(697,248)
Less: Average unvested restricted stock awards	(304,231)	—
Weighted average common shares outstanding used to calculate basic earnings per common share	7,845,230	8,806,265
Add: Dilutive effect of common stock equivalents	82,291	—
Weighted average common shares outstanding used to calculate diluted earnings per common share	7,927,521	8,806,265
Basic income per common share	$0.09	$0.16
Diluted income per common share	$0.09	$0.16

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.
Investment Securities

The Company owned no investment securities available-for-sale at September 30, 2025 or June 30, 2025. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$84,508	$5	$(12,891)	$71,622
Federal Home Loan Mortgage Corporation	43,663	2	(6,329)	37,336
Government National Mortgage Association	206	3	—	209
Subordinated Debt	7,750	—	(502)	7,248
CMO	1,907	—	(100)	1,807
Foreign Government Bonds	200	—	—	200
Total	$138,234	$10	$(19,822)	$118,422

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$86,657	$2	$(14,436)	$72,223
Federal Home Loan Mortgage Corporation	45,009	1	(6,488)	38,522
Government National Mortgage Association	218	1	—	219
Subordinated Debt	7,750	—	(609)	7,141
CMO	2,011	—	(121)	1,890
Foreign Government Bonds	200	—	—	200
Total	$141,845	$4	$(21,654)	$120,195

There were no purchases or sales of available-for sale securities during the three months ended September 30, 2025 or 2024.

The amortized cost and fair value of securities held-to-maturity by contractual maturity at September 30, 2025 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	September 30, 2025
	Amortized Cost	Fair Value
	(In thousands)
Due within 1 year	$200	$200
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	7,750	7,248
Due after 10 years	—	—
Mortgage-backed securities	130,284	110,974
Total	$138,234	$118,422

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. The Company's held-to-maturity portfolio predominantly consists of mortgage-backed securities issued by the U.S. government and government-sponsored agencies for which management has determined to have a zero expected credit loss. Furthermore, at September 30, 2025 and June 30, 2025, the Company had no securities held-to-maturity that were past due 30 days or more with respect to principal or interest payments.

Equity securities consisted of several equity investments in consumer banking and financial services companies. At September 30, 2025 and June 30, 2025, the Company had $35,000 and $37,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Net gains recognized on equity securities	$(2)	$2
Less: Net gains recognized on equity securities sold/acquired	—	—
Net unrealized gains recognized on equity securities	$(2)	$2

At September 30, 2025 and June 30, 2025, mortgage-backed securities with a carrying value of approximately $1.6 million and $1.7 million, respectively, were pledged as collateral to secure public funds on deposit. During the three months ended September 30, 2025 and 2024, there were no sales of securities held-to-maturity.

4.
Loans Receivable

Loans at September 30, 2025 and June 30, 2025 are summarized as follows:

	September 30, 2025	June 30, 2025
	(In thousands)
Owner occupied commercial real estate loans	$52,385	$55,127
Other commercial real estate loans	80,969	72,542
Multi-family loans	224,867	219,934
Commercial and industrial loans	17,646	12,253
Total commercial loans	375,867	359,856
Residential mortgage loans	439,851	427,345
Consumer and other loans	13,786	13,038
Total loans	829,504	800,239
Allowance for credit losses	(5,533)	(5,362)
Deferred loan costs, net	2,400	2,289
Loans receivable, net	$826,371	$797,166

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

At September 30, 2025 and June 30, 2025, commercial loans represented 45.3% and 45.0% of net loans, respectively, while residential mortgage, consumer and other loans represented 54.7% and 55.0%, respectively, nearly all of which is concentrated within our primary market area in New Jersey. At September 30, 2025 and June 30, 2025, the Company held 95.3% and 96.6%, respectively, of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 2.70% secured by office buildings as of September 30, 2025 and less than 1.0% secured by office buildings as of June 30, 2025. The Company had no non-accrual commercial loans at September 30, 2025 and June 30, 2025.

The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(38)	40	27	61	68	13	171
Ending balance	$637	$219	$1,857	$196	$2,376	$248	$5,533
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$637	$219	$1,857	$196	$2,376	$248	$5,533
Loans Receivable:
Ending balance	$52,385	$80,969	$224,867	$17,646	$439,851	$13,786	$829,504
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$52,385	$80,969	$224,867	$17,646	$439,851	$13,786	$829,504

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(542)	(304)	(109)	(7)	664	144	(154)
Ending balance	$789	$198	$1,889	$139	$1,839	$221	$5,075
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$789	$198	$1,889	$139	$1,839	$221	$5,075
Loans Receivable:
Ending balance	$59,229	$75,415	$205,929	$12,092	$406,258	$11,706	$770,629
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$9	$—	$—	$9
Ending balance,
Collectively evaluated for impairment	$59,229	$75,415	$205,929	$12,083	$406,258	$11,706	$770,620

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$800	$—	$6,982	$5,080	$7,817	$31,706	$—	$52,385
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$800	$—	$6,982	$5,080	$7,817	$31,706	$—	$52,385
Other Commercial Real Estate
Risk Rating
Pass	$9,614	$6,432	$1,355	$3,505	$910	$59,153	$—	$80,969
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$9,614	$6,432	$1,355	$3,505	$910	$59,153	$—	$80,969
Multi-Family
Risk Rating
Pass	$4,281	$53,202	$28,494	$28,111	$22,292	$88,487	$—	$224,867
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$4,281	$53,202	$28,494	$28,111	$22,292	$88,487	$—	$224,867
Commercial and Industrial
Risk Rating
Pass	$5,367	$1,379	$1,013	$4,196	$2,380	$3,311	$—	$17,646
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$5,367	$1,379	$1,013	$4,196	$2,380	$3,311	$—	$17,646
Residential Mortgage
Risk Rating
Pass	$22,262	$72,554	$60,626	$49,810	$71,233	$163,366	$—	$439,851
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$22,262	$72,554	$60,626	$49,810	$71,233	$163,366	$—	$439,851
Consumer and Other
Risk Rating
Pass	$743	$748	$1,097	$892	$247	$2,797	$7,262	$13,786
Special mention								—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$743	$748	$1,097	$892	$247	$2,797	$7,262	$13,786
Total Loans
Pass	$43,067	$134,315	$99,567	$91,594	$104,879	$348,820	$7,262	$829,504
Special mention	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—
Total Loans	$43,067	$134,315	$99,567	$91,594	$104,879	$348,820	$7,262	$829,504
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Other Commercial Real Estate
Risk Rating
Pass	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Multi-Family
Risk Rating
Pass	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Commercial and Industrial
Risk Rating
Pass	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Residential Mortgage
Risk Rating
Pass	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Consumer and Other
Risk Rating
Pass	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Total Loans
Pass	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

As of September 30, 2025 and June 30, 2025, the company had no collateral-dependent non-accrual loans.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following tables present the classes of loans summarized by past due status as of September 30, 2025 and June 30, 2025:

	September 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$52,385	$52,385
Other commercial real estate	—	—	—	—	—	80,969	80,969
Multi-family	—	—	—	—	—	224,867	224,867
Commercial and industrial	—	—	—	—	—	17,646	17,646
Residential mortgage	1,701	543	—	—	2,244	437,607	439,851
Consumer and other	237	—	—	—	237	13,549	13,786
Total	$1,938	$543	$—	$—	$2,481	$827,023	$829,504

	June 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

At September 30, 2025 and June 30, 2025, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

5.
Premises and Equipment

Premises and equipment at September 30, 2025 and June 30, 2025 are summarized as follows:

	September 30, 2025	June 30, 2025
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,034	9,024
Furniture, fixtures and equipment	6,189	6,123
Total	16,149	16,073
Accumulated depreciation	(11,376)	(11,131)
Net	$4,773	$4,942

Depreciation expense amounted to $218,000 and $297,000 for the three months ended September 30, 2025 and 2024, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of September 30, 2025, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Operating lease cost	$219	$240
Cash paid for amounts included in the measurement of lease liabilities	$212	$234

	September 30, 2025	June 30, 2025
	(In thousands)
Right-of-use asset	$2,950	$3,156
Lease liability	$2,998	$3,211
Weighted-average remaining lease term, in years	4.02	4.23
Weighted-average discount rate	1.50%	1.50%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of September 30, 2025 are as follows:

September 30, 2025	(Dollars in thousands)
2026	$630
2027	797
2028	695
2029	643
2030	262
Thereafter	62
Total future minimum lease payments	3,089
Less: imputed interest	(91)
Total	$2,998

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.
Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp, which was accounted for under FASB ASC 805, Business Combinations. As of September 30, 2025 the carrying amount of goodwill was $20.4 million, and the carrying amount of the core deposit intangibles, net of accumulated amortization was $6.0 million. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

The changes in the carrying amount of goodwill and core deposit intangibles for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,
	2025	2024
	(In thousands)
Balance at beginning of period	$26,708	$28,141
Amortization expense	(315)	(386)
Balance at end of period	$26,393	$27,755

Goodwill and Intangible assets at September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangible, net of amortization	5,976	6,291
Goodwill and intangible assets	$26,393	$26,708

As of September 30, 2025, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2026	$852
2027	951
2028	774
2029	657
2030	650
Thereafter	2,092
Total	$5,976

8.
Deposits

Deposits at September 30, 2025 and June 30, 2025 consisted of the following:

	September 30, 2025	June 30, 2025
	(In thousands)
Demand accounts:
Interest-bearing	$342,690	$319,829
Noninterest-bearing	116,918	114,107
Total demand accounts	459,608	433,936
Savings and club	134,623	143,881
Certificates of deposit	275,381	268,205
Total	$869,612	$846,022

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at September 30, 2025 and June 30, 2025 amounted to approximately $64.3 million and $58.9 million, respectively. Uninsured deposits of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

At September 30, 2025, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending September 30, 2026	$238,565
Year ending September 30, 2027	30,764
Year ending September 30, 2028	4,480
Year ending September 30, 2029	841
Year ending September 30, 2030	731
Total	$275,381

9.
Borrowings

The Company can borrow overnight funds from the Federal Home Loan Bank (the "FHLB") under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At September 30, 2025 and June 30, 2025, the Company's maximum borrowing capacity was $100.0 million.

At September 30, 2025, the Company had a $35.0 million advance with the Federal Home Loan Bank of New York at a fixed rate of 3.67%, which matures on September 8, 2027. At June 30, 2025, the Company had a $30.0 million advance at a fixed rate of 4.42%, which matured on July 7, 2025.

At September 30, 2025 and June 30, 2025, the Company's Board of Directors authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (the “FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing. The Company had no outstanding borrowings from the FRB-NY at September 30, 2025 or June 30, 2025.

10.
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

At September 30, 2025, total unfunded loan-related commitments, including lines of credit, amounted to $67.7 million, comprised of $43.3 million for unused equity lines of credit and $24.4 million to originate and purchase loans, expiring within three months.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

A reserve for unfunded commitments is recognized and included in other liabilities on the Consolidated Statements of Financial Condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the Consolidated Statements of Income. The Company recorded $5,000 and $41,000 expense for the three months ended September 30, 2025 and 2024, respectively. The balance for unfunded commitments was $47,000 at September 30, 2025 and $42,000 at June 30, 2025.

11.
Stock-Based Compensation

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of September 30, 2025, there were 266,286 shares available for future grants.

Stock Options

On November 21, 2024, the stockholders of the Company granted 237,695 stock options to non-employee directors. On January 29, 2025 and February 5, 2025, the Company granted 465,889 and 57,009, respectively, of stock options to certain officers and employees of the Company. The stock option grants have a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table represents stock option activities for the period indicated:

Three Months Ended September 30, 2025
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
(In thousands)
Balance at beginning of period	760,593	$12.03	9.52	$1,116
Granted	—	—	—	—
Exercised	—	—	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	760,593	$12.03	9.27	$2,326

Exercisable at end of period	—	$—	—	$—

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table represents information regarding restricted stock award activities for the three months ended September 30, 2025. There were no restricted stock awards granted during the three months ended September 30, 2024:

	Three Months Ended September 30, 2025
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at beginning of period	304,231	$12.03
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at end of period	304,231	$12.03

The following table represents the compensation expense and income tax benefit recognized for stock options and restricted stock awards for the three months ended September 30, 2025. There was no compensation expense recorded during the three months ended September 30, 2024:

Three Months Ended September 30, 2025
(In thousands)
Stock-based compensation expense
Stock options	$176
Restricted stock awards	183
Total stock-based compensation expense	$359

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of September 30, 2025:

	Amount	Weighted Average Period (years)
	(In thousands)
Stock options	$3,020	4.28
Restricted stock awards	3,138	4.28
Total	$6,158

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of September 30, 2025, the Bank met all capital adequacy requirements to which it is subject. As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
September 30, 2025
Tier 1 capital (to average total assets)	$163,808	15.50%	$95,121	9.00%
June 30, 2025:
Tier 1 capital (to average total assets)	$162,261	15.51%	$94,167	9.00%

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

For financial assets measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025, the fair value measurements by level within the fair value hierarchy used are as follows:

	September 30, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	35	—	—	35
Total	$35	$—	$—	$35

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	37	—	—	37
Total	$37	$—	$—	$37

The classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Equity securities are measured at fair value using quoted market prices in an active market for identical assets and are classified as Level 1 in the hierarchy. The estimated fair values of equity securities are determined by obtaining quoted prices on nationally recognized exchanges (Level 1 inputs).

All debt securities are measured at fair value using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices and are classified as Level 2 in the hierarchy.

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2025 and 2024.

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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$58,305	$58,305	$58,305	$—	$—
Securities held-to-maturity, at amortized cost	138,234	118,422	—	118,422	—
Restricted equity securities, at cost	2,833	2,833	—	2,833	—
Loans receivable, net	826,371	808,956	—	—	808,956
Accrued interest receivable	3,160	3,160	—	3,160	—
Financial Liabilities:
Deposits	869,612	790,818	516,493	274,325	—
Borrowings	35,000	34,984	34,984	—	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,779	$57,779	$57,779	$—	$—
Securities held-to-maturity, at amortized cost	141,845	120,195	—	120,195	—
Restricted equity securities, at cost	2,608	2,608	—	2,608	—
Loans receivable, net	797,166	770,473	—	—	770,473
Accrued interest receivable	3,072	3,072	—	3,072	—
Financial Liabilities:
Deposits	846,022	764,094	—	764,094	—
Borrowings	30,000	30,000	30,000	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of September 30, 2025 and the results of operations for the three months ended September 30, 2025 and 2024 should be read in conjunction with the Consolidated audited Financial Statements, including notes thereto, and the other information therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission, and in conjunction with the Consolidated Statements of Financial Condition as of September 30, 2025, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024. The Consolidated Statement of Financial Condition as of June 30, 2025 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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
•
statements regarding our business plans, prospects, financial condition and performance, growth and operating strategies;
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
•
inflation and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, and/or increase the level of defaults, losses and prepayments on loans we have made and make;
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
•
the impact of the current federal government shutdown;
•
changes in the quality or composition of our loan or investment portfolios;
•
technological changes that may be more difficult or expensive than expected to implement;
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

Critical Accounting Policies

Certain of our accounting policies are material to the presentation of our financial condition and results of operation, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes noted above in "Forward-Looking Statements." Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this document.

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

Management believes our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are the determination of the allowance for credit losses, the assessment of the impairment of goodwill and intangible assets and the valuation of our deferred tax assets.

Allowance for Credit Losses: The allowance for credit losses (“ACL”), calculated in accordance with ASC 326, is deducted from the amortized cost basis of loans. The ACL represents an amount that, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported on our income statement as a component of the provision for credit losses.

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

Management qualitatively adjusts model results for risk factors that are not considered within our modeling processes but are nonetheless relevant in assessing the expected credit losses within our loan pools. These qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The various risks that may be considered in making qualitative factor adjustments include, among other things: the impact of changes in lending policies and procedures, including changes in underwriting standards and practices for collections; write-offs, and recoveries; actual and expected changes in national, regional, and local economic and business conditions and developments that affect the collectability of the loan pools; changes in the composition and size of the loan portfolio and in the terms of the underlying loans; changes in the experience, ability, and depth of our lending management and staff; changes in volume and severity of past due and nonaccrual assets; changes to the quality of our internal loan review system; the existence, growth, and effect of any concentrations of credit; and regulatory, legal and environmental events. Management believes it uses relevant information available to make determinations about the allowance and that it has established the existing allowance in accordance with GAAP. However, the determination of the allowance requires significant judgment, and estimates of expected lifetime losses in the loan portfolio can vary significantly from the amounts actually observed. While management uses available information to recognize expected losses, future additions to the allowance may be necessary based on changes in the loans comprising the portfolio, changes in the current and forecasted economic conditions, changes to the interest rate environment and changes in the financial condition of borrowers.

Goodwill and Other Intangible Assets: Our intangible assets consist of goodwill and core deposit intangibles. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment, or more often if events or circumstances indicate it may be impaired. We may elect to perform a qualitative assessment as a part of the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the estimated fair value of the reporting unit less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

During the year ended June 30, 2025, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit’s fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2025. As of September 30, 2025, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at September 30, 2025 and June 30, 2025

Total Assets. Total assets increased $25.7 million, or 2.4%, to $1.11 billion at September 30, 2025 from $1.08 billion at June 30, 2025. The increase was primarily driven by new loan originations, resulting in a net increase of $29.2 million in loans receivable, offset by a $3.6 million decrease in securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $526,000, or 0.9%, to $58.3 million at September 30, 2025 from $57.8 million at June 30, 2025.

Securities. Securities held-to-maturity decreased $3.6 million, or 2.5%, to $138.2 million at September 30, 2025 from $141.8 million at June 30, 2025. The decrease was primarily due to principal repayments and maturities.

Loans. Loans receivable, net, increased $29.2 million, or 3.7%, to $826.4 million at September 30, 2025 from $797.2 million at June 30, 2025, driven by a net growth in residential mortgage loans of $12.5 million and a net growth in total commercial loans of $16.0 million, in each case as a result of strong market demand due to the lower rate environment.

Bank Owned Life Insurance. Bank owned life insurance increased $264,000, or 0.7%, to $36.9 million at September 30, 2025 from $36.6 million at June 30, 2025 due to an increase in the cash surrender value of the underlying assets.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the acquisition of Regal Bank in September 2023 totaled $26.4 million at September 30, 2025 compared to $26.7 million at June 30, 2025. The decrease was due to the amortization of the core deposit intangible.

Total Liabilities. Total liabilities increased $27.5 million, or 3.1%, to $918.2 million at September 30, 2025 from $890.6 million at June 30, 2025. The increase was primarily due to a $23.6 million increase in deposits and a $5.0 million increase in borrowings from the Federal Home Loan Bank of New York.

Deposits. Deposits increased $23.6 million, or 2.8%, to $869.6 million at September 30, 2025 from $846.0 million at June 30, 2025. Increases in interest-bearing deposit accounts resulted from the Bank raising rates on certain time deposit accounts in an effort to remain competitive in the market area. At September 30, 2025, $116.9 million, or 13.4%, of total deposits consisted of noninterest-bearing deposits. At September 30, 2025, $168.2 million, or 19.3%, of total deposits were uninsured.

Borrowings. During the three months ended September 30, 2025, the Bank borrowed an additional $5.0 million from the Federal Home Loan Bank of New York to provide additional liquidity to fund new loans. At September 30, 2025 and 2024, the Bank had $35.0 million and $30.0 million in outstanding borrowings, respectively.

Total Equity. Total equity decreased $1.8 million, or 1.0%, to $191.9 million at September 30, 2025 from $193.8 million at June 30, 2025. The decrease was primarily due to the repurchase of 198,310 shares of common stock at a cost of $2.9 million, partially offset by net earnings of $693,000.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, a significant portion of our loan portfolio was concentrated in residential loans. The acquisition of Regal Bank in September 2023 greatly expanded our commercial loan portfolio and commercial lending capabilities. At September 30, 2025, residential mortgage loans comprised 53.0% of our total loan portfolio and commercial loans comprised 45.3%, which largely consisted of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	September 30, 2025		June 30, 2025
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$52,385	6.31%	$55,127	6.89%
Other commercial real estate loans	80,969	9.76%	72,542	9.07%
Multi-family loans	224,867	27.11%	219,934	27.48%
Commercial and industrial loans	17,646	2.13%	12,253	1.53%
Total commercial loans	375,867	45.31%	359,856	44.97%
Residential mortgage loans	439,851	53.03%	427,345	53.40%
Consumer and other loans	13,786	1.66%	13,038	1.63%
Total loans	829,504	100.00%	800,239	100.00%
Allowance for credit losses	(5,533)		(5,362)
Net deferred loan origination fees	2,400		2,289
Loans, net	$826,371		$797,166

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Amounts due in:
One year or less	$36	$1,596	$4,077	$3,333	$185	$7,488	$16,715
After one through five years	680	4,887	20,716	3,207	6,350	780	36,620
After five through 15 years	15,188	26,518	77,597	2,218	72,355	4,689	198,565
More than 15 years	36,481	47,968	122,477	8,888	360,961	829	577,604
Total	$52,385	$80,969	$224,867	$17,646	$439,851	$13,786	$829,504

Fixed Versus Adjustable-Rate Loans. The following tables sets forth our fixed and adjustable-rate loans at September 30, 2025 that are contractually due after September 30, 2026.

	Due After September 30, 2026
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$52,349	$52,349
Other commercial real estate loans	—	79,373	79,373
Multi-family loans	—	220,790	220,790
Commercial and industrial loans	—	14,313	14,313
Total commercial loans	$—	$366,825	$366,825
Residential mortgage loans	333,290	106,376	439,666
Consumer and other loans	3,135	3,164	6,299
Total loans	$336,425	$476,365	$812,790

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

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	September 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$52,385	$52,385
Other commercial real estate	—	—	—	—	—	80,969	80,969
Multi-family	—	—	—	—	—	224,867	224,867
Commercial and industrial	—	—	—	—	—	17,646	17,646
Residential mortgage	1,701	543	—	—	2,244	437,607	439,851
Consumer and other	237	—	—	—	237	13,549	13,786
Total	$1,938	$543	$—	$—	$2,481	$827,023	$829,504

	June 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

The Bank had no non-performing assets or loan modifications to borrowers experiencing financial difficulty as of September 30, 2025 or June 30, 2025.

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb the lifetime expected credit losses. Management, in determining the allowance for credit losses, considers historic losses and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K for the year ended June 30, 2025 and in this Form 10-Q. The allowance for credit losses as of September 30, 2025 and June 30, 2025 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

	September 30, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$637	11.51%	6.31%	0.08%
Other commercial real estate loans	219	3.96	9.76	0.03
Multi-family loans	1,857	33.56	27.11	0.22
Commercial and industrial loans	196	3.54	2.13	0.02
Residential mortgage loans	2,376	42.94	53.03	0.29
Consumer and other loans	248	4.49	1.66	0.03
Total allocated allowance	5,533	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.67%
Net (charge-offs) recoveries to average loans outstanding during the year	—

	June 30, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$675	12.59%	6.89%	0.08%
Other commercial real estate loans	179	3.34	9.07	0.02
Multi-family loans	1,830	34.13	27.48	0.23
Commercial and industrial loans	135	2.52	1.53	0.02
Residential mortgage loans	2,308	43.04	53.40	0.29
Consumer and other loans	235	4.38	1.63	0.03
Total allocated allowance	5,362	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.67%
Net (charge-offs) recoveries to average loans outstanding during the year	—

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

At September 30, 2025 and June 30, 2025, our investment portfolio consisted entirely of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis and our residential mortgage-backed securities at September 30, 2025:

	September 30, 2025
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Due within one year	$200	$200	4.40%
Due after one year through five years	—	—	—
Due after five years through ten years	7,750	7,248	3.10%
Due after ten years
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	128,171	108,958	1.65%
Issued by GNMA	206	209	5.63%
CMO	1,907	1,807	2.50%
Total	$138,234	$118,422	1.75%

For additional information regarding our investment securities portfolio, see Note 3 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At September 30, 2025 and June 30, 2025, we held $34.9 million and $31.8 million, respectively, of accounts from a variety of local municipal relationships, which are protected under a New Jersey supplemental insurance program with collateralized assets. At September 30, 2025 and June 30, 2025, we had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	September 30, 2025			June 30, 2025
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(In thousands)
Non-interest-bearing demand deposits	$116,918	13.44%	—%	$114,107	13.49%	—%
Interest-bearing demand deposits	342,690	39.41	2.01	319,829	37.80	1.88
Savings and club accounts	134,623	15.48	0.06	143,881	17.01	0.07
Time deposits	275,381	31.67	3.39	268,205	31.70	3.52
Total	$869,612	100.00%		$846,022	100.00%

As of September 30, 2025 and June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $168.2 million and $145.3 million, respectively. In addition, as of September 30, 2025 and June 30, 2025, the aggregate amount of all our uninsured certificates of deposit was $27.0 million and $24.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. Uninsured deposits of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	September 30, 2025	June 30, 2025
	(In thousands)
Maturity Period:
Three months or less	$6,706	$8,473
Over three through six months	6,081	6,530
Over six through twelve months	12,759	7,479
Over twelve months	1,487	2,467
Total	$27,033	$24,949

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

General. Net income decreased $674,000, or 49.3%, to $693,000 for the three months ended September 30, 2025 compared to net income of $1.4 million for the three months ended September 30, 2024. Net income for the three months ended September 30, 2025 and 2024 included $303,000 and $1.0 million, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bank in September 2023.

Interest Income. Interest income increased $468,000, or 4.1%, to $11.9 million for the three months ended September 30, 2025 from $11.5 million for the three months ended September 30, 2024 due to a $50.6 million increase in the average balance of interest-earning assets, offset by a 6 basis point decrease in the yield. The increase resulted from a $609,000, or 5.9%, increase in interest income on loans, offset by a $64,000, or 12.3%, decrease in interest income on interest-bearing deposits at other banks and a $77,000, or 11.6%, decrease in interest income on securities. The increase in interest income on loans was due to a $60.7 million increase in the average balance of loans from $748.8 million for the three months ended September 30, 2024 to $809.5 million for the three months ended September 30, 2025, offset by an 11 basis point decrease in the yield on loans. The decrease in interest income on securities was primarily due to a $14.5 million decrease in the average balance of securities resulting from maturities and repayments. The decrease in interest income on interest-bearing deposits at other banks was due to a 107 basis point decrease in the yield.

Interest Expense. Interest expense increased $467,000, or 12.1%, to $4.3 million for the three months ended September 30, 2025 from $3.9 million for the three months ended September 30, 2024,due to a $55.1 million increase in the average balance of interest-bearing liabilities and an nine basis point increase in the cost. The increase in the average balance was primarily due to a $22.6 million, or 187.4%, increase in the average balance of borrowings for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and an increase of $61.4 million, or 22.5%, in the average balance of interest-bearing deposits. The increase in the cost of interest-bearing liabilities was primarily due to an increase of 51 basis points in the cost of interest-bearing deposits to 1.87% for the three months ended September 30, 2025 from 1.36% for the three months ended September 30, 2024, as the Bank raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area, offset by a 50 basis point decrease in the average rate of certificates of deposit.

Net Interest Income. Net interest income remained unchanged at $7.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Net interest rate spread decreased 14 basis points to 2.56% for the three months ended September 30, 2025 from 2.70% for the three months ended September 30, 2024. Net interest margin decreased 16 basis points to 3.05% for the three months ended September 30, 2025 from 3.21% for the three months ended September 30, 2024. Net interest-earning assets decreased $4.5 million, or 2.0%, to $219.0 million for the three months ended September 30, 2025 from $223.5 million for the three months ended September 30, 2024. The decrease in the Bank’s net interest rate spread and net interest margin were primarily a result of the cost of interest-bearing liabilities increasing while the yield on interest-earning assets decreased.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $50,000 and $67,000 for the three months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	809,563	10,895	5.38%	748,834	10,286	5.49%
Securities	142,604	584	1.64%	157,112	661	1.68%
Other	44,853	456	4.07%	40,441	520	5.14%
Total interest-earning assets	997,020	11,935	4.79%	946,387	11,467	4.85%
Noninterest-earning assets	93,519			90,814
Total assets	1,090,539			1,037,201
Interest-bearing liabilities:
Savings and club accounts	136,558	20	0.06%	160,662	23	0.06%
Interest-bearing demand accounts	334,605	1,565	1.87%	273,235	926	1.36%
Certificates of deposit	272,189	2,375	3.49%	276,934	2,761	3.99%
Total interest-bearing deposits	743,352	3,960	2.13%	710,831	3,710	2.09%
Federal Home Loan Bank advances	34,611	380	4.39%	12,043	163	5.41%
Other borrowings	-	-	0.00%	-	-	0.00%
Total interest-bearing liabilities	777,963	4,340	2.23%	722,874	3,873	2.14%
Noninterest-bearing deposits	107,364			104,448
Other noninterest-bearing liabilities	14,526			12,334
Total liabilities	899,853			839,656
Equity	190,686			197,545
Total liabilities and equity	1,090,539			1,037,201
Net interest income		7,595			7,594
Net interest rate spread			2.56%			2.70%
Net interest-earning assets (2)	219,057			223,512
Net interest margin (3)			3.05%			3.21%
Average interest-earning assets to interest- bearing liabilities	128.16%			130.92%

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

	Three Months Ended September 30,
	2025 vs. 2024
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$834	$(225)	$609
Securities	(61)	(16)	(77)
Other	57	(121)	(64)
Total interest-earning assets	830	(362)	468
Interest-bearing liabilities:
Savings and club accounts	(3)	—	(3)
Interest-bearing accounts	208	431	639
Certificates of deposit	(47)	(339)	(386)
Federal Home Loan Bank advances	305	(88)	217
Other borrowings	—	—	—
Total interest-bearing liabilities	463	4	467
Change in net interest income	$367	$(366)	$1

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

The Bank recorded a provision for credit losses of $171,000 during the three months ended September 30, 2025 reflecting the loan growth during the period, compared to a recovery for credit losses of $154,000 for the three months ended September 30, 2024 reflecting updates made to the risk levels of certain qualitative factors in the calculation of the Bank's allowance. The Bank had no charge-offs for the three months ended September 30, 2025 or 2024. The Bank had no non-performing loans at September 30, 2025 and $9,000 of non-performing loans at September 30, 2024. The Bank’s allowance for credit losses as a percentage of total loans was 0.67% at September 30, 2025 compared to 0.66% at September 30, 2024.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposit	$230	$296	$(66)	(22.3)%
Increase in cash surrender value of bank- owned life insurance	265	260	5	1.9%
Fees and service charges on loans	32	56	(24)	(42.9)%
Unrealized gain on equity securities	(2)	2	(4)	(200.0)%
Realized gain on sale of loans	—	24	(24)	(100.0)%
Other	40	163	(123)	(75.5)%
Total noninterest income	$565	$801	$(236)	(29.5)%

Noninterest income decreased $236,000, or 29.5%, to $565,000 for the three months ended September 30, 2025 from $801,000 for the three months ended September 30, 2024, primarily due to a decrease in other income of $123,000 and a decrease in service charges and fees of $66,000 primarily due to a lower volume of account fees and card charges incurred during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended September 30,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$3,853	$3,240	$613	18.9%
Occupancy	536	632	(96)	(15.2)%
Furniture and equipment	353	293	60	20.5%
Data processing	540	629	(89)	(14.1)%
Advertising	130	82	48	58.5%
FDIC premiums	120	120	—	—
Directors fees	97	92	5	5.4%
Professional fees	437	489	(52)	(10.6)%
Insurance	134	159	(25)	(15.7)%
Telephone, postage and supplies	202	181	21	11.6%
Other expenses	692	902	(210)	(23.3)%
Total noninterest expense	$7,094	$6,819	$275	4.0%

Noninterest expense increased $275,000, or 4.0%, to $7.1 million for the three months ended September 30, 2025 from $6.8 million for the three months ended September 30, 2024, due to a $613,000, or 18.9%, increase in salaries and employee benefits expense primarily driven by stock awards granted to non-employee directors and certain officers and employees of the Company after September 30, 2024. The increase in salaries and employee benefits was offset by a decrease of $210,000 in other expenses, driven by a decrease of $71,000 in the amortization expense of fair value adjustments resulting from the acquisition of Regal Bank in September 2023, a decrease of $96,000 in occupancy expenses due to the closure of a retail branch location and a decrease of $89,000 in data processing fees.

Income Tax Expense. The provision for income taxes was $202,000 for the three months ended September 30, 2025, compared to $363,000 for the three months ended September 30, 2024. The Bank’s effective tax rate was 22.6% for the three months ended September 30, 2025 compared to 21.0% for the three months ended September 30, 2024. The higher effective tax rate in 2025 related to the non-deductibility of expenses recognized related to incentive stock options.

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
•
utilizing our investment securities portfolio as part of our balance sheet asset and liability and interest rate risk management strategy to reduce the impact of movements in interest rates on net interest income and economic value of equity; and
•
continuing to price our one-to four-family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$123,107	$(80,398)	(39.51)%
+300	146,522	(56,983)	(28.00)%
+200	168,089	(35,416)	(17.40)%
+100	187,377	(16,128)	(7.93)%
—	203,505	—	—
-100	215,290	11,785	5.79%
-200	222,428	18,923	9.30%
-300	226,783	23,278	11.44%
-400	229,489	25,984	12.77%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 17.40% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.30% increase in EVE.

Change in Net Interest Income. The following table sets forth, at September 30, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2025
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(In thousands)
+400	$29,571	$(4,061)	$34,828	$(1,615)
+300	30,854	(2,778)	35,875	(568)
+200	31,960	(1,672)	36,478	35
+100	32,886	(746)	36,660	217
—	33,632	—	36,443	—
-100	33,693	61	34,980	(1,463)
-200	33,446	(186)	32,915	(3,528)
-300	32,880	(753)	30,387	(6,056)
-400	32,110	(1,522)	27,697	(8,746)

The table above indicates that at September 30, 2025, we would have experienced a 4.97% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.55% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan and security repayments. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 30%. At September 30, 2025, this ratio was 6.7%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of September 30, 2025.

We regularly adjust our investments in liquid assets based upon our assessment of:

•
expected loan demand;
•
expected deposit flows;

•
yields available on interest-earning deposits and securities; and
•
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2025, cash and cash equivalents totaled $58.3 million.

At September 30, 2025, we had $67.7 million in outstanding loan commitments and $43.3 million of unused lines of credit. Certificates of deposit due within one year of September 30, 2025 totaled $238.6 million, or 27.4%, of total deposits. If these deposits do not remain with us, we will be required to seek other funding sources, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after September 30, 2026. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the three months ended September 30, 2025, we originated $43.7 million of loans and purchased $9.3 million. We had no purchases of securities classified as held-to-maturity during the three months ended September 30, 2025.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $23.6 million, or 2.8%, to $869.6 million at September 30, 2025 from $846.0 million at June 30, 2025 due primarily to increases in interest-bearing deposit accounts that were offset in part by decreases in non-maturity savings accounts due in part to the Bank having raised rates on certain interest-bearing deposit products in an effort to remain competitive in the market area.

We had outstanding borrowings of $35.0 million as of September 30, 2025 and $30.0 million as of June 30, 2025.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2025, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the Notes to the Consolidated Financial Statements.

Impact of Inflation and Changing Prices

Our Consolidated Financial Statements and related notes have been prepared in accordance with GAAP. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on our performance than the effects of inflation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding material risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Previously Identified Material Weakness

As previously reported in our Annual Report on Form 10-K filed with the SEC on September 29, 2025, we identified a material weakness in internal controls related to the untimely recognition of income from life insurance contracts resulting from the death of a former employee. The identified material weakness resulted in a material misstatement in the Company’s consolidated financial statements for the year ended June 30, 2025. We are implementing remedial changes to improve our internal control over financial reporting as described below.

Remediation Plan

Since identifying the material weakness, management, under the oversight of the Audit Committee, has instituted a new reconciliation control to address the above control deficiency. The deficiency originated from differences in the contract balances reported by our bank-owned life insurance (“BOLI”) administrator as compared to the underlying insurance carriers. The new control requires that in the event of a death of an individual insured by any active BOLI policies, management will obtain the death benefit information for which it is contractually entitled to receive from the insurance carriers and reconcile such information to the BOLI administrator records. All required entries will be recorded in the period in which the death occurred. Management believes the foregoing efforts will effectively remediate the material weakness. As management continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2025. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended September 30, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - July 31, 2025	11,084	$13.84	11,084	888,855
August 1 - August 31, 2025	79,443	14.39	79,443	809,412
September 1 - September 30, 2025	107,783	15.04	107,783	701,629
Three months ended September 30, 2025	198,310		198,310

(1)
On September 20, 2024, the Company’s Board of Directors approved the repurchase of 950,793 shares, or approximately 10.0% of the Company’s common stock outstanding. This plan was completed on August 4, 2025. On July 8, 2025, the Company’s Board of Directors approved the repurchase of 886,137 shares, or approximately 10.0% of the Company’s common stock outstanding. The stock repurchase plan has a one-year expiration term, and the Board of Directors has the right to suspend or discontinue the plan at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

SR Bancorp, Inc.

Date: November 14, 2025	By:	/s/ William P. Taylor
William P. Taylor
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Vice President and Chief
Financial Officer