Form 10-Q
period 2025-12-31
SR Bancorp, Inc.
filed 2026-02-13
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 10, 2026, the registrant had 8,335,468 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

December 31, 2025 (Unaudited) and June 30, 2025

(In thousands, except for share data)

	December 31, 2025	June 30, 2025

Assets
Cash and due from banks	$3,932	$3,945
Interest-bearing deposits at other banks	77,910	53,834
Total cash and cash equivalents	81,842	57,779
Securities held-to-maturity, at amortized cost	140,805	141,845
Equity securities, at fair value	33	37
Loans receivable, net of allowance for credit losses of $5,582 and $5,362, respectively	835,367	797,166
Premises and equipment, net	5,039	4,942
Right-of-use asset	2,743	3,156
Restricted equity securities, at cost	3,508	2,608
Accrued interest receivable	3,201	3,072
Bank owned life insurance	37,139	36,607
Goodwill and intangible assets	26,094	26,708
Other assets	7,190	10,485
Total assets	$1,142,961	$1,084,405
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$121,715	$114,107
Interest-bearing	769,825	731,915
Total deposits	891,540	846,022
Borrowings	50,000	30,000
Advance payments by borrowers for taxes and insurance	8,334	8,736
Accrued interest payable	205	223
Lease liability	2,785	3,211
Other liabilities	1,646	2,433
Total liabilities	954,510	890,625
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 8,432,990 and 8,875,170 shares issued and outstanding as of December 31, 2025, and June 30, 2025, respectively	84	89
Additional paid-in capital	74,429	80,843
Retained earnings	121,243	120,505
Unearned compensation ESOP	(6,465)	(6,655)
Accumulated other comprehensive loss	(840)	(1,002)
Total stockholders' equity	188,451	193,780
Total liabilities and stockholders' equity	$1,142,961	$1,084,405

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Six Months Ended December 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Interest Income
Loans, including fees	$11,295	$10,438	$22,191	$20,724
Securities:
Taxable	534	586	1,118	1,247
Interest bearing deposits at other banks	481	521	936	1,041
Total interest income	12,310	11,545	24,245	23,012
Interest Expense
Deposits:
Demand	1,717	1,243	3,282	2,168
Savings and time	2,398	2,768	4,793	5,552
Borrowings	404	295	783	459
Total interest expense	4,519	4,306	8,858	8,179
Net Interest Income	7,791	7,239	15,387	14,833
Provision (Credit) for Credit Losses	49	12	221	(142)
Net Interest Income After Provision (Credit) for Credit Losses	7,742	7,227	15,166	14,975
Noninterest Income
Service charges and fees	224	256	454	552
Increase in cash surrender value of bank owned life insurance	268	264	533	524
Fees and service charges on loans	23	37	55	93
Unrealized (loss) gain on equity securities	(1)	3	(4)	5
Realized gain on sale of loans	17	28	17	51
Other	50	39	91	54
Total noninterest income	581	627	1,146	1,279
Noninterest Expense
Salaries and employee benefits	3,924	3,366	7,776	6,606
Occupancy	531	492	1,067	1,124
Furniture and equipment	312	285	665	578
Data Processing	508	461	1,049	1,089
Advertising	112	85	242	167
FDIC premiums	120	120	240	240
Directors fees	101	101	198	194
Professional fees	508	467	945	956
Insurance	117	159	250	318
Telephone, postage and supplies	167	191	369	372
Other	835	782	1,528	1,535
Total noninterest expense	7,235	6,509	14,329	13,179
Income Before Income Tax Expense	1,088	1,345	1,983	3,075
Income Tax Expense	254	324	456	687
Net Income	$834	$1,021	$1,527	$2,388
Basic earnings per share	$0.11	$0.12	$0.20	$0.27
Diluted earnings per share	$0.11	$0.12	$0.20	$0.27
Weighted average number of common shares outstanding - basic	7,583,888	8,588,096	7,714,559	8,696,412
Weighted average number of common shares outstanding - diluted	7,694,569	8,590,981	7,810,512	8,697,854

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended December 31, 2025 and 2024

(In thousands, unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net Income	$834	$1,021	$1,527	$2,388
Other Comprehensive Income
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax (expense) benefit of $50, $149, $(63) and $18, respectively	(127)	(382)	162	(45)
Total other comprehensive (loss) income	(127)	(382)	162	(45)
Total comprehensive income	$707	$639	$1,689	$2,343

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Six Months Ended December 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Retained Earnings	Unearned ESOP Compensation	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2025	8,676,860	$87	$78,321	$120,798	$(6,560)	$(713)	$191,933
Net income	—	—	—	834	—	—	834
Other comprehensive income, net of tax	—	—	—	—	—	(127)	(127)
Repurchase of common shares	(267,392)	(3)	(4,302)	—	—	—	(4,305)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(389)	—	—	(389)
ESOP shares earned, 9,508 shares	—	—	51	—	95	—	146
Stock-based compensation	—	—	359	—	—	—	359
Restricted stock awards issued	23,522	—	—	—	—	—	—
Balance, December 31, 2025	8,432,990	84	74,429	121,243	(6,465)	(840)	188,451
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780
Net income	—	—	—	1,527	—	—	1,527
Other comprehensive income, net of tax	—	—	—	—	—	162	162
Repurchase of common shares	(465,702)	(5)	(7,226)	—	—	—	(7,231)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(789)	—	—	(789)
ESOP shares earned, 19,016 shares	—	—	94	—	190	—	284
Stock-based compensation	—	—	718	—	—	—	718
Restricted stock awards issued	23,522	—	—	—	—	—	—
Balance, December 31, 2025	8,432,990	$84	$74,429	$121,243	$(6,465)	$(840)	$188,451
Balance, September 30, 2024	9,441,642	$87	$90,706	$117,572	$(6,941)	$(880)	$200,544
Net income	—	—	—	1,021	—	—	1,021
Other comprehensive income, net of tax	—	—	—	—	—	(382)	(382)
Repurchase of common shares	(280,769)	5	(3,185)	—	—	—	(3,180)
ESOP shares earned, 9,508 shares	—	—	13	—	95	—	108
Stock-based compensation	—	—	34	—	—	—	34
Restricted stock awards issued	95,075	1	(1)	—	—	—	—
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145
Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	2,388	—	—	2,388
Other comprehensive income, net of tax	—	—	—	—	—	(45)	(45)
Repurchase of common shares	(347,057)	(3)	(3,914)	—	—	—	(3,917)
ESOP shares earned, 19,016 shares	—	—	12	—	190	—	202
Stock-based compensation	—	—	34	—	—	—	34
Restricted stock awards issued	95,075	1	(1)	—	—	—	—
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended December 31, 2025 and 2024

(In thousands, except for share data, unaudited)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$1,527	$2,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (Credit) for credit losses	221	(142)
Depreciation	473	502
Deferred income tax benefit	21	(18)
Accretion of acquisition fair value adjustments, net	(1,119)	(2,574)
Amortization of core deposit intangible asset	614	753
Net amortization of premiums and discounts on securities	80	106
Net amortization of deferred loan fees, costs and discounts	167	168
Income from cash surrender value of bank owned life insurance	(533)	(524)
Stock-based compensation expense	1,002	236
Unrealized loss (gain) on equity securities	4	(5)
Gain on sale of loans held for sale	(17)	(51)
Proceeds from sales of loans held for sale	2,854	575
Originations of loans held for sale	(2,837)	(524)
(Increase) decrease in:
Accrued interest receivable	(129)	(179)
Other assets	3,273	1,438
Increase in other liabilities	(787)	(1,792)
Net cash provided by operating activities	4,814	357
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities held-to- maturity	6,960	7,227
Purchase of securities held-to-maturity	(6,000)	—
Net increase in loans receivable	(37,440)	(41,251)
Purchase of premises and equipment	(570)	(183)
Purchase of restricted equity securities	(900)	(1,350)
Net cash used in investing activities	(37,950)	(35,557)
Cash Flows from Financing Activities
Net increase in interest bearing deposits	37,880	29,937
Net increase (decrease) in non-interest bearing deposits	7,608	(13,049)
Net decrease in advance payments by borrowers for taxes and insurance	(402)	(254)
Net increase in short-term borrowings	20,000	30,000
Dividend Paid	(835)	—
Repurchase of common stock	(7,052)	(3,917)
Net cash provided by financing activities	57,199	42,717
Net increase in cash and cash equivalents	24,063	7,517
Cash and Cash Equivalents, Beginning of Period	57,779	45,909
Cash and Cash Equivalents, End of Period	$81,842	$53,426
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$7,982	$7,651
Income taxes paid	—	$100

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

The Investment Co. is a special purpose entity subject to the investment company provisions of the New Jersey Corporation Business Tax Act whose activities are limited to holding investment securities and recognizing income and other gains/losses thereon. RB Properties, LLC was formed to own and manage real estate property acquired through foreclosure or in lieu of foreclosure in connection with loans. RB Properties, LLC is currently inactive. SCS was originally formed to sell annuity products and is currently inactive.

The interim Consolidated Financial Statements reflect all adjustments, including normal and recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and six month periods ended December 31, 2025 are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other period. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.

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

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, which was formed in 1887, serves Essex, Hunterdon, Hudson, Middlesex, Morris, Somerset and Union counties in New Jersey. The Bank is a New Jersey chartered commercial bank subject to the laws and regulations of federal and state agencies. As a locally managed commercial bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

On September 19, 2023, Somerset Savings Bank, SLA converted from the mutual to stock form of organization at which point, the Company became the holding company for Somerset Regal Bank. On that same date, SR Bancorp, Inc. completed its stock offering. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023. Somerset Regal Bank was formed through the combination of Somerset Savings Bank, SLA and Regal Bank, two New Jersey chartered institutions, on September 19, 2023.

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

The Company’s CEO is the chief operating decision maker who uses consolidated net income to assess performance and profitability of our single business segment. The Company assesses consolidated net income on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operation decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.

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

Accounting Standards Update 2024-02, "Codification Improvements" ("ASU 2024-02"), amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The Company adopted ASU 2024-02 on July 1, 2025, which did not have a material impact on its Consolidated Financial Statements.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Subsequent Events

The Company has evaluated subsequent events occurring after December 31, 2025 up to the date these financial statements were issued and filed with the Securities and Exchange Commission and has not identified any subsequent events.

2.
Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three and six months ended December 31, 2025, there were 605,225 common stock equivalents that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Shares where the assumed exercise price is greater than the average market price of the common shares are considered anti-dilutive.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net income	$834	$1,021	$1,527	$2,388
Weighted average number of common shares outstanding	8,534,724	9,319,791	8,672,493	9,411,676
Less: Average unallocated ESOP shares	(651,293)	(689,325)	(656,047)	(694,079)
Less: Average unvested restricted stock awards	(299,543)	(42,370)	(301,887)	(21,185)
Weighted average common shares outstanding used to calculate basic earnings per common share	7,583,888	8,588,096	7,714,559	8,696,412
Add: Dilutive effect of common stock equivalents	110,681	2,885	95,953	1,442
Weighted average common shares outstanding used to calculate diluted earnings per common share	7,694,569	8,590,981	7,810,512	8,697,854
Basic income per common share	$0.11	$0.12	$0.20	$0.27
Diluted income per common share	$0.11	$0.12	$0.20	$0.27

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.
Investment Securities

The Company owned no investment securities available-for-sale at December 31, 2025 or June 30, 2025. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$82,396	$4	$(11,958)	$70,442
Federal Home Loan Mortgage Corporation	42,452	2	(5,416)	37,038
Government National Mortgage Association	196	3	—	199
Subordinated Debt	13,750	—	(339)	13,411
CMO	1,811	—	(82)	1,729
Foreign Government Bonds	200	—	—	200
Total	$140,805	$9	$(17,795)	$123,019

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Federal National Mortgage Association	$86,657	$2	$(14,436)	$72,223
Federal Home Loan Mortgage Corporation	45,009	1	(6,488)	38,522
Government National Mortgage Association	218	1	—	219
Subordinated Debt	7,750	—	(609)	7,141
CMO	2,011	—	(121)	1,890
Foreign Government Bonds	200	—	—	200
Total	$141,845	$4	$(21,654)	$120,195

There were no purchases or sales of available-for sale securities during the three and six months ended December 31, 2025 or 2024.

The amortized cost and fair value of securities held-to-maturity by contractual maturity at December 31, 2025 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	December 31, 2025
	Amortized Cost	Fair Value
	(In thousands)
Due within 1 year	$200	$200
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	13,750	13,411
Due after 10 years	—	—
Mortgage-backed securities	126,855	109,408
Total	$140,805	$123,019

During the three and six months ended December 31, 2025, the Company purchased a $6.0 million fixed-to-floating rate subordinated note at 7.75% per annum for the first five years, which then floats based on a benchmark rate (as defined) for the remaining five years. There were no purchases of securities held-to-maturity during the three and six months ended December 31, 2024.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value on its securities portfolio. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. The Company's held-to-maturity portfolio predominantly consists of mortgage-backed securities issued by the U.S. government and government-sponsored agencies for which management has determined to have a zero expected credit loss. The Company's held-to-maturity portfolio also consists of three investment grade subordinated notes issued by bank holding companies located in New Jersey. At December 31, 2025 and June 30, 2025, the Company had no securities held-to-maturity that were past due 30 days or more with respect to principal or interest payments.

Equity securities consisted of several equity investments in consumer banking and financial services companies. At December 31, 2025 and June 30, 2025, the Company had $33,000 and $37,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the three and six months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Net (loss) gains recognized on equity securities	$(1)	$3	$(4)	$5
Less: Net gains recognized on equity securities sold/acquired	—	—	—	—
Net unrealized (loss) gains recognized on equity securities	$(1)	$3	$(4)	$5

At December 31, 2025 and June 30, 2025, mortgage-backed securities with a carrying value of approximately $1.6 million and $1.7 million, respectively, were pledged as collateral to secure public funds on deposit. During the three and six months ended December 31, 2025 and 2024, there were no sales of securities held-to-maturity.

4.
Loans Receivable

Loans at December 31, 2025 and June 30, 2025 are summarized as follows:

	December 31, 2025	June 30, 2025
	(In thousands)
Owner occupied commercial real estate loans	$51,666	$55,127
Other commercial real estate loans	91,616	72,542
Multi-family loans	225,043	219,934
Commercial and industrial loans	15,792	12,253
Total commercial loans	384,117	359,856
Residential mortgage loans	440,100	427,345
Consumer and other loans	14,397	13,038
Total loans	838,614	800,239
Allowance for credit losses	(5,582)	(5,362)
Deferred loan costs, net	2,335	2,289
Loans receivable, net	$835,367	$797,166

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

At December 31, 2025 and June 30, 2025, commercial loans represented 45.8% and 45.0% of net loans, respectively, while residential mortgage, consumer and other loans represented 54.2% and 55.0%, respectively, nearly all of which is concentrated within our primary market area in New Jersey. At December 31, 2025 and June 30, 2025, the Company held 95.9% and 96.6%, respectively, of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 2.60% secured by office buildings as of December 31, 2025 and less than 1.0% secured by office buildings as of June 30, 2025. The Company had one non-accrual commercial loan of $176,000 at December 31, 2025 and no non-accrual loans at June 30, 2025.

The following tables summarize the activity in the allowance for credit losses by loan class for the three and six months ended December 31, 2025 and 2024.

	Three Months Ended December 31, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$637	$219	$1,857	$196	$2,376	$248	$5,533
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(8)	15	51	(21)	1	11	49
Ending balance	$629	$234	$1,908	$175	$2,377	$259	$5,582
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$629	$234	$1,908	$175	$2,377	$259	$5,582
Loans Receivable:
Ending balance	$51,666	$91,616	$225,043	$15,792	$440,100	$14,397	$838,614
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$176	$—	$—	$176
Ending balance,
Collectively evaluated for impairment	$51,666	$91,616	$225,043	$15,616	$440,100	$14,397	$838,438

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Three Months Ended December 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$789	$198	$1,889	$139	$1,839	$221	$5,075
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(39)	(2)	14	(7)	37	9	12
Ending balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$750	$196	$1,903	$132	$1,876	$230	$5,087
Loans Receivable:
Ending balance	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

	Six Months Ended December 31, 2025
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(46)	55	78	40	70	24	221
Ending balance	$629	$234	$1,908	$175	$2,377	$259	$5,582
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$629	$234	$1,908	$175	$2,377	$259	$5,582
Loans Receivable:
Ending balance	$51,666	$91,616	$225,043	$15,792	$440,100	$14,397	$838,614
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$176	$—	$—	$176
Ending balance,
Collectively evaluated for impairment	$51,666	$91,616	$225,043	$15,616	$440,100	$14,397	$838,438

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Six Months Ended December 31, 2024
	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(581)	(306)	(95)	(14)	701	153	(142)
Ending balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$750	$196	$1,903	$132	$1,876	$230	$5,087
Loans Receivable:
Ending balance	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,658	$72,388	$211,531	$11,484	$414,403	$12,219	$778,683

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$797	$—	$6,950	$4,984	$7,736	$31,199	$—	$51,666
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$797	$—	$6,950	$4,984	$7,736	$31,199	$—	$51,666
Other Commercial Real Estate
Risk Rating
Pass	$22,620	$6,411	$1,350	$3,487	$902	$56,846	$—	$91,616
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$22,620	$6,411	$1,350	$3,487	$902	$56,846	$—	$91,616
Multi-Family
Risk Rating
Pass	$11,074	$53,047	$28,400	$25,616	$22,153	$84,753	$—	$225,043
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$11,074	$53,047	$28,400	$25,616	$22,153	$84,753	$—	$225,043
Commercial and Industrial
Risk Rating
Pass	$5,442	$1,374	$833	$3,075	$1,282	$3,610	$—	$15,616
Special mention	—	—	—	176	—	—	—	176
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$5,442	$1,374	$833	$3,251	$1,282	$3,610	$—	$15,792
Residential Mortgage
Risk Rating
Pass	$36,204	$68,523	$58,479	$49,202	$69,514	$158,178	$—	$440,100
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$36,204	$68,523	$58,479	$49,202	$69,514	$158,178	$—	$440,100
Consumer and Other
Risk Rating
Pass	$783	$767	$1,078	$333	$60	$469	$10,907	$14,397
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$783	$767	$1,078	$333	$60	$469	$10,907	$14,397
Total Loans
Pass	$76,920	$130,122	$97,090	$86,697	$101,647	$335,055	$10,907	$838,438
Special mention	—	—	—	176	—	—	—	176
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$76,920	$130,122	$97,090	$86,873	$101,647	$335,055	$10,907	$838,614
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Other Commercial Real Estate
Risk Rating
Pass	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Multi-Family
Risk Rating
Pass	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Commercial and Industrial
Risk Rating
Pass	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Residential Mortgage
Risk Rating
Pass	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Consumer and Other
Risk Rating
Pass	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Total Loans
Pass	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2025 the Company had one commercial and industrial loan in the amount of $176,000 that was considered collateral-dependent and was placed on non-accrual. This loan was fully secured by personal assets of the borrower. In January 2026, full payment was received and no loss was recorded on the payoff. As of June 30, 2025, the Company had no collateral-dependent or non-accrual loans.

The following tables present the classes of loans summarized by past due status as of December 31, 2025 and June 30, 2025:

	December 31, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$51,666	$51,666
Other commercial real estate	—	—	—	—	—	91,616	91,616
Multi-family	—	—	—	—	—	225,043	225,043
Commercial and industrial	—	—	—	176	—	15,616	15,792
Residential mortgage	1,830	102	—	—	1,932	438,168	440,100
Consumer and other	128	—	—	—	128	14,269	14,397
Total	$1,958	$102	$—	$176	$2,060	$836,378	$838,614

	June 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

At December 31, 2025 and June 30, 2025, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

5.
Premises and Equipment

Premises and equipment at December 31, 2025 and June 30, 2025 are summarized as follows:

	December 31, 2025	June 30, 2025
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,058	9,024
Furniture, fixtures and equipment	6,659	6,123
Total	16,643	16,073
Accumulated depreciation	(11,604)	(11,131)
Net	$5,039	$4,942

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation expense amounted to $473,000 and $502,000 for the six months ended December 31, 2025 and 2024, respectively.

6.
Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of December 31, 2025, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$219	$216	$438	$455
Cash paid for amounts included in the measurement of lease liabilities	$213	$218	$425	$451

	December 31, 2025	June 30, 2025
	(In thousands)
Right-of-use asset	$2,743	$3,156
Lease liability	$2,785	$3,211
Weighted-average remaining lease term, in years	3.82	4.23
Weighted-average discount rate	1.50%	1.50%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows:

December 31, 2025	(Dollars in thousands)
2026	$406
2027	797
2028	695
2029	643
2030	262
Thereafter	62
Total future minimum lease payments	2,865
Less: imputed interest	(80)
Total	$2,785

7.
Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp in September 2023, which was accounted for under FASB ASC 805, Business Combinations. As of December 31, 2025, the carrying amount of goodwill was $20.4 million and the carrying amount of the core deposit intangibles, net of accumulated amortization, was $5.7 million. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The changes in the carrying amount of goodwill and core deposit intangibles for the six months ended December 31, 2025 and 2024 are summarized as follows:

	Six Months Ended December 31,
	2025	2024
	(In thousands)
Balance at beginning of period	$26,708	$28,141
Amortization expense	(614)	(753)
Balance at end of period	$26,094	$27,388

Goodwill and intangible assets at December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangibles, net of amortization	5,677	6,291
Goodwill and intangible assets	$26,094	$26,708

As of December 31, 2025, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2026	$554
2027	951
2028	774
2029	657
2030	650
Thereafter	2,091
Total	$5,677

8.
Deposits

Deposits at December 31, 2025 and June 30, 2025 consisted of the following:

	December 31, 2025	June 30, 2025
	(In thousands)
Demand accounts:
Interest-bearing	$352,366	$319,829
Noninterest-bearing	121,715	114,107
Total demand accounts	474,081	433,936
Savings and club	130,139	143,881
Certificates of deposit	287,320	268,205
Total	$891,540	$846,022

As of December 31, 2025 and June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $172.6 million and $145.3 million, respectively. Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at December 31, 2025 and June 30, 2025 amounted to approximately $72.1 million and $58.9 million, respectively. Uninsured deposits totaling $30.3 million and $31.8 million at December 31, 2025 and June 30, 2025, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At December 31, 2025, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending December 31, 2026	$244,646
Year ending December 31, 2027	38,339
Year ending December 31, 2028	2,873
Year ending December 31, 2029	682
Year ending December 31, 2030	780
Total	$287,320

9.
Borrowings

The Company can borrow overnight funds from the Federal Home Loan Bank (the "FHLB") under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At December 31, 2025 and June 30, 2025, the Company's maximum borrowing capacity at the FHLB was $100.0 million.

At December 31, 2025, the Company had advances of $35.0 million and $15.0 million outstanding with the Federal Home Loan Bank of New York at fixed rates of 3.67% and 4.03%, respectively, maturing on September 8, 2027 and February 17, 2026, respectively. At June 30, 2025, the Company had a $30.0 million advance at a fixed rate of 4.42%, which matured on July 7, 2025.

As of December 31, 2025 and June 30, 2025, the Company's Board of Directors had authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (the “FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing. The Company had no outstanding borrowings from the FRB-NY at December 31, 2025 or June 30, 2025.

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

At December 31, 2025, total unfunded loan-related commitments, including lines of credit, amounted to $68.4 million, comprised of $43.3 million for unused equity lines of credit and $25.1 million to originate and purchase loans, expiring within three months.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reserve for unfunded commitments is recognized and included in other liabilities on the Consolidated Statements of Financial Condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the Consolidated Statements of Income. The Company recorded $7,000 and $37,000 of expense for the six months ended December 31, 2025 and 2024, respectively. The balance for unfunded commitments was $44,000 at December 31, 2025 and $42,000 at June 30, 2025.

11.
Stock-Based Compensation

The Company has several compensation and benefit arrangements involving shares of the Company’s stock. Stock-based compensation expense involves the following components for the three and six month periods ended December 31, 2025, and 2024:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Fair value of 9,508 and 19,016 shares earned by ESOP participants	$146	108	284	202
Stock options	176	17	352	17
Restricted stock awards	183	17	366	17
Total stock-based compensation expense	$505	$142	$1,002	$236

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of December 31, 2025, there were 183,959 shares available for future grants.

Stock Options

On November 21, 2024, the stockholders of the Company granted 237,695 stock options to non-employee directors. On January 29, 2025 and February 5, 2025, the Company granted 465,889 and 57,009, respectively, of stock options to certain officers and employees of the Company. On December 17, 2025, the Company granted 58,805 shares to certain executive officers. The stock option grants have a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

The following table sets forth information regarding options granted December 17, 2025:

Date of grant	December 17, 2025
Options granted	58,805
Exercise Price	$16.55
Vesting period (years)	5.00
Expiration date	December 17, 2035
Expected Volatility(1)	28.70%
Expected term (years)(2)	6.50
Expected dividend yield(3)	1.44%
Forfeiture rate	0.00%
Risk free rate of return(4)	3.91%
Fair value per option	$5.18

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table represents stock option activities for the six months ended December 31, 2025, and 2024, respectively:

	Six Months Ended December 31, 2025
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
	(In thousands)
Balance at beginning of period	760,593	$12.03	—	$—
Granted	58,805	16.55	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	819,398	$12.36	9.09	$2,819

Exercisable at end of period	47,540	$11.04	8.90	$223

Six Months Ended December 31, 2024
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
(In thousands)
Balance at beginning of period	—	$—	—	$—
Granted	237,695	11.04	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	237,695	$11.04	9.89	$207

Exercisable at end of period	—	$—	—	$—

The aggregate intrinsic values in the preceding tables represent the pre-tax intrinsic values calculated by multiplying the number of in the-money shares by the difference between the Company’s closing stock price on the last trading day of the current reporting period and the exercise price.

Restricted Stock Awards

On November 21, 2024, the Company granted 95,075 restricted stock awards to non-employee directors. On January 29, 2025 and February 5, 2025, the Company granted 186,356 and 22,800, respectively, of restricted stock awards to certain officers and employees. The restricted stock awards vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of the Company’s stock on the date of grant.

The following table represents information regarding restricted stock award activities for the six months ended December 31, 2025, and 2024, respectively:

	Six Months Ended December 31, 2025		Six Months Ended December 31, 2024
	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at beginning of period-non-vested	304,231	$12.03	—	$—
Granted	23,522	16.55	95,075	11.04
Vested	(19,015)	11.04	—	—
Forfeited or expired	—	—	—	—
Balance at end of period-non-vested	308,738	$12.44	95,075	$11.04

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of December 31, 2025:

	Amount	Weighted Average Period (years)
	(In thousands)
Stock options	$3,149	4.12
Restricted stock awards	3,344	4.14
Total	$6,493

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of December 31, 2025, the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

	Actual		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
December 31, 2025
Tier 1 capital (to average total assets)	$159,779	14.85%	$96,827	9.00%
June 30, 2025:
Tier 1 capital (to average total assets)	$162,261	15.51%	$94,167	9.00%

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

For financial assets measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025, the fair value measurements by level within the fair value hierarchy used are as follows:

	December 31, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	33	—	—	33
Total	$33	$—	$—	$33

	June 30, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	37	—	—	37
Total	$37	$—	$—	$37

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

There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2025 and 2024.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

There were no financial assets measured at fair value on a nonrecurring basis at at December 31, 2025 and June 30, 2025.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$81,842	$81,842	$81,842	$—	$—
Securities held-to-maturity, at amortized cost	140,805	123,019	—	123,019	—
Restricted equity securities, at cost	3,508	3,508	—	3,508	—
Loans receivable, net	835,367	823,823	—	—	823,823
Accrued interest receivable	3,201	3,201	—	3,201	—
Financial Liabilities:
Deposits	891,540	802,833	516,282	286,551	—
Borrowings	50,000	50,070	50,070	—	—

	June 30, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,779	$57,779	$57,779	$—	$—
Securities held-to-maturity, at amortized cost	141,845	120,195	—	120,195	—
Restricted equity securities, at cost	2,608	2,608	—	2,608	—
Loans receivable, net	797,166	770,473	—	—	770,473
Accrued interest receivable	3,072	3,072	—	3,072	—
Financial Liabilities:
Deposits	846,022	764,094	—	764,094	—
Borrowings	30,000	30,000	30,000	—	—

Securities Held-to-Maturity

All debt securities are measured at fair value using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices and are classified as Level 2 in the hierarchy.

Loans

The fair values of performing loans was estimated by segregating the portfolio into its primary loan categories—owner occupied commercial real estate, other commercial real estate, multi-family, commercial and industrial, residential and consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed/variable). The Company discounts the contractual cash flows for each loan category using market interest rates for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of December 31, 2025 and the results of operations for the three and six months ended December 31, 2025 and 2024 should be read in conjunction with the Consolidated audited Financial Statements, including notes thereto, and the other information therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission, and in conjunction with the Consolidated Statements of Financial Condition as of December 31, 2025, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024. The Consolidated Statement of Financial Condition as of June 30, 2025 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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
•
the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
•
the impact of any federal government shutdown;
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

Goodwill and Other Intangible Assets: Our intangible assets consist of goodwill and core deposit intangibles. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment, or more often if events or circumstances indicate it may be impaired. We may elect to perform a qualitative assessment as a part of the annual impairment test if the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then goodwill is impaired and written down to its estimated fair value. If the estimated fair value of the reporting unit less than the carrying value, then goodwill is impaired and is written down to its estimated fair value.

During the year ended June 30, 2025, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit’s fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2025. As of December 31, 2025, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at December 31, 2025 and June 30, 2025

Total Assets. Total assets increased $58.6 million, or 5.4%, to $1.14 billion at December 31, 2025 from $1.08 billion at June 30, 2025. The increase was driven by new loan originations, resulting in a net increase of $38.2 million in loans receivable, as well as an increase in cash and cash equivalents of $24.1 million primarily due to an increase in deposits and borrowings.

Cash and Cash Equivalents. Cash and cash equivalents increased $24.1 million, or 41.6%, to $81.8 million at December 31, 2025 from $57.8 million at June 30, 2025 due to an increase in deposits and borrowings from the Federal Home Loan Bank of New York.

Securities. Securities held-to-maturity decreased $1.0 million, or 0.7%, to $140.8 million at December 31, 2025 from $141.8 million at June 30, 2025. The decrease was primarily due to principal repayments and maturities, partially offset by the purchase of a $6.0 million subordinated note.

Loans. Loans receivable, net, increased $38.2 million, or 4.8%, to $835.4 million at December 31, 2025 from $797.2 million at June 30, 2025, driven by commercial loan growth of $24.2 million, residential mortgage loan growth of $12.7 million and consumer loan growth of $1.3 million as a result of strong market demand.

Bank Owned Life Insurance. Bank owned life insurance increased $532,000, or 1.5%, to $37.1 million at December 31, 2025 from $36.6 million at June 30, 2025 due to an increase in the cash surrender value of the underlying assets.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the acquisition of Regal Bancorp in September 2023 totaled $26.1 million at December 31, 2025 compared to $26.7 million at June 30, 2025. The decrease was due to the amortization of the core deposit intangible asset.

Total Liabilities. Total liabilities increased $63.9 million, or 7.2%, to $954.5 million at December 31, 2025 from $890.6 million at June 30, 2025. The increase was primarily due to a $45.5 million increase in deposits and a $20.0 million increase in borrowings from the Federal Home Loan Bank of New York.

Deposits. Deposits increased $45.5 million, or 5.4%, to $891.5 million at December 31, 2025 from $846.0 million at June 30, 2025. Increases in interest-bearing deposit accounts resulted from the Bank having raised rates on time deposit accounts in an effort to remain competitive in the market area. At December 31, 2025, $121.7 million, or 13.7%, of total deposits consisted of noninterest-bearing deposits.

Borrowings. At June 30, 2025, the Company had a $30.0 million advance at a fixed rate of 4.42%, which matured on July 7, 2025. During the six months ended December 31, 2025, the Bank borrowed an additional $20.0 million from the Federal Home Loan Bank of New York to provide additional liquidity to fund new loans. At December 31, 2025 and 2024, the Bank had $50.0 million and $30.0 million in outstanding borrowings, respectively.

Total Equity. Total equity decreased $5.3 million, or 2.8%, to $188.5 million at December 31, 2025 from $193.8 million at June 30, 2025. The decrease was primarily due to the repurchase of 465,702 shares of common stock at a cost of $7.1 million, partially offset by net earnings of $1.5 million.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Historically, a significant portion of our loan portfolio was concentrated in residential loans. The acquisition of Regal Bancorp in September 2023 greatly expanded our commercial loan portfolio and commercial lending capabilities. At December 31, 2025, residential mortgage loans comprised 52.5% of our total loan portfolio and commercial loans comprised 45.8%, which consisted largely of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	December 31, 2025		June 30, 2025
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$51,666	6.16%	$55,127	6.89%
Other commercial real estate loans	91,616	10.92%	72,542	9.07%
Multi-family loans	225,043	26.84%	219,934	27.48%
Commercial and industrial loans	15,792	1.88%	12,253	1.53%
Total commercial loans	384,117	45.80%	359,856	44.97%
Residential mortgage loans	440,100	52.48%	427,345	53.40%
Consumer and other loans	14,397	1.72%	13,038	1.63%
Total loans	838,614	100.00%	800,239	100.00%
Allowance for credit losses	(5,582)		(5,362)
Net deferred loan origination fees	2,335		2,289
Loans, net	$835,367		$797,166

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Multi- Family	Commercial and Industrial	Residential Mortgage	Consumer and Other	Total
	(In thousands)
Amounts due in:
One year or less	$18	$1,045	$3,613	$2,137	$263	$7,891	$14,967
After one through five years	705	4,467	20,946	9,260	7,456	754	43,588
After five through 15 years	15,257	30,181	74,474	2,189	70,137	4,883	197,121
More than 15 years	35,686	55,923	126,010	2,206	362,244	869	582,938
Total	$51,666	$91,616	$225,043	$15,792	$440,100	$14,397	$838,614

Fixed Versus Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$51,648	$51,648
Other commercial real estate loans	—	90,571	90,571
Multi-family loans	—	221,430	221,430
Commercial and industrial loans	—	13,655	13,655
Total commercial loans	$—	$377,304	$377,304
Residential mortgage loans	330,657	109,180	439,837
Consumer and other loans	3,450	3,056	6,506
Total loans	$334,107	$489,540	$823,647

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

Generally, loans are placed on non-accrual status when payment of principal or interest is 90 days or more delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. All monitored loans, including those rated special mention, substandard, doubtful or loss, are reported to the Board of Directors on a quarterly basis. In addition, management presents a quarterly credit loss allowance analysis to our Board of Directors.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	December 31, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$51,666	$51,666
Other commercial real estate	—	—	—	—	—	91,616	91,616
Multi-family	—	—	—	—	—	225,043	225,043
Commercial and industrial	—	—	—	176	—	15,616	15,792
Residential mortgage	1,830	102	—	—	1,932	438,168	440,100
Consumer and other	128	—	—	—	128	14,269	14,397
Total	$1,958	$102	$—	$176	$2,060	$836,378	$838,614

	June 30, 2025
	Delinquency Status
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing Past Due	Non- Accrual	Total Past Due	Total Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

The Bank had no loan modifications to borrowers experiencing financial difficulty as of December 31, 2025 or June 30, 2025.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. The

Bank had one non-performing asset of $176,000 as of December 31, 2025 and none as of June 30, 2025.

	December 31, 2025	June 30, 2025
	(In thousands)
Non-accrual loans:
Residential mortgage loans	$—	$—
Commercial loans	176	—
Total non-accrual loans	176	—
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	176	—
Real estate owned	—	—
Total non-performing assets	$176	$—
Total non-performing loans to total loans	0.02%	—%
Total non-accrual loans to total loans	0.02%	—%
Total non-performing assets to total assets	—%	—%

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb the lifetime expected credit losses. Management, in determining the allowance for credit losses, considers historic losses and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K for the year ended June 30, 2025 and in this Form 10-Q. The allowance for credit losses as of December 31, 2025 and June 30, 2025 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

	December 31, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$629	11.27%	6.16%	0.08%
Other commercial real estate loans	234	4.19	10.92	0.03
Multi-family loans	1,908	34.18	26.84	0.23
Commercial and industrial loans	175	3.14	1.88	0.02
Residential mortgage loans	2,377	42.58	52.48	0.28
Consumer and other loans	259	4.64	1.72	0.03
Total allocated allowance	5,582	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the period	0.67%
Net (charge-offs) recoveries to average loans outstanding during the period	—

	June 30, 2025
	ACL	Percent of ACL in Each Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	ACL to Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$675	12.59%	6.89%	0.08%
Other commercial real estate loans	179	3.34	9.07	0.02
Multi-family loans	1,830	34.13	27.48	0.23
Commercial and industrial loans	135	2.52	1.53	0.02
Residential mortgage loans	2,308	43.04	53.40	0.29
Consumer and other loans	235	4.38	1.63	0.03
Total allocated allowance	5,362	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the period	0.67%
Net (charge-offs) recoveries to average loans outstanding during the period	—

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

At December 31, 2025 and June 30, 2025, our investment portfolio consisted entirely of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis and our residential mortgage-backed securities at December 31, 2025:

	December 31, 2025
	Held to Maturity
	Amortized Cost	Fair Value	Weighted Average Yield
	(In thousands)
Due within one year	$200	$200	4.40%
Due after one year through five years	—	—	—
Due after five years through ten years	13,750	13,411	5.13%
Due after ten years
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	124,848	107,480	1.64%
Issued by GNMA	196	199	5.63%
CMO	1,811	1,729	2.50%
Total	$140,805	$123,019	2.00%

For additional information regarding our investment securities portfolio, see Note 3 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At December 31, 2025 and June 30, 2025, we held $30.3 million and $31.8 million, respectively, of accounts from a variety of local municipal relationships, which are protected under a New Jersey supplemental insurance program with collateralized assets. At December 31, 2025 and June 30, 2025, we had no brokered deposits.

We also offer a variety of deposit accounts designed for the businesses operating in our market area. Our business banking deposit products include a business checking account designed for small businesses, and savings and money market accounts. We offer bill payment services through our online banking system.

Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, our liquidity needs, our profitability, and customer preferences and concerns. We generally review our deposit mix and pricing weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products, and to periodically offer special rates to attract deposits of a specific type or term.

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	December 31, 2025			June 30, 2025
	Amount	Percent	Average Rate	Amount	Percent	Average Rate
	(In thousands)
Non-interest-bearing demand deposits	$121,715	13.65%	—%	$114,107	13.49%	—%
Interest-bearing demand deposits	352,366	39.52	1.98	319,829	37.80	1.88
Savings and club accounts	130,139	14.60	0.06	143,881	17.01	0.07
Time deposits	287,320	32.23	3.34	268,205	31.70	3.52
Total	$891,540	100.00%		$846,022	100.00%

As of December 31, 2025 and June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $172.6 million and $145.3 million, respectively. In addition, as of December 31, 2025 and June 30, 2025, the aggregate amount of all our uninsured certificates of deposit was $31.4 million and $24.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. Uninsured deposits totaling $30.3 million and $31.8 million at December 31, 2025, and June 30, 2025, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	December 31, 2025	June 30, 2025
	(In thousands)
Maturity Period:
Three months or less	$6,440	$8,473
Over three through six months	5,281	6,530
Over six through twelve months	14,226	7,479
Over twelve months	5,410	2,467
Total	$31,357	$24,949

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

General. Net income decreased $187,000, or 18.3%, to $834,000 for three months ended December 31, 2025 compared to net income of $1.0 million for the three months ended December 31, 2024. Net income for the three months ended December 31, 2025 and 2024 included $202,000 and $791,000, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bancorp in September 2023.

Interest Income. Interest income increased $765,000, or 6.6%, to $12.3 million for the three months ended December 31, 2025 from $11.5 million for the three months ended December 31, 2024 due to a $13.4 million increase in the average balance of interest-earning assets and a 24 basis point increase in the yield. The increase resulted from a $857,000, or 8.2%, increase in interest income on loans, partly offset by a $52,000, or 8.9%, decrease in interest income on securities, and a $40,000, or 7.7%, decrease in interest income on interest-bearing deposits at other banks. The increase in interest income on loans was primarily due to a $61.4 million increase in the average balance of loans from $770.6 million for the three months ended December 31, 2024 to $832.0 million for the three months ended December 31, 2025. The decrease in interest income on securities was primarily due to a $14.3 million decrease in the average balance of securities resulting from maturities and repayments, offset by the purchase of a $6.0 million subordinated note. The decrease in interest income on interest-bearing deposits at other banks was due a $33.7 million decrease in the average balance of deposits.

Interest Expense. Interest expense increased $213,000, or 4.9%, to $4.5 million for the three months ended December 31, 2025 from $4.3 million for the three months ended December 31, 2024, due to a $59.6 million increase in the average balance of interest-bearing liabilities partially offset by a seven basis point decrease in the cost. The increase in the average balance was primarily due to an increase of $68.1 million, or 24.0%, in the average balance of interest-bearing demand deposits and a $18.3 million, or 74.3%, increase in the average balance of borrowings for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decrease in yield was primarily due to a 49 basis point decrease in the average rate of certificates of deposit, offset by an increase of 20 basis points in the cost of interest-bearing demand deposits to 1.95% for the three months ended December 31, 2025 from 1.75% for the three months ended December 31, 2024, as the Bank offered competitive rates on certain interest-bearing deposit products in the market area.

Net Interest Income. Net interest income increased $552,000, or 7.6%, to $7.8 million for the three months ended December 31, 2025, from $7.2 million for the three months ended December 31, 2024. Net interest rate spread increased 30 basis points to 2.57% for the three months ended December 31, 2025 from 2.27% for the three months ended December 31, 2024. Net interest margin increased 18 basis points to 3.06% for the three months ended December 31, 2025 from 2.88% for the three months ended December 31, 2024. Net interest-earning assets decreased $46.3 million, or 17.4%, to $219.1 million for the three months ended December 31, 2025 from $265.4 million for the three months ended December 31, 2024. The increase in the Company’s net interest rate spread and net interest margin were primarily a result of a decrease in the cost of interest-bearing liabilities while the yield on interest-earning assets increased. Net interest income includes loan prepayment penalty fees and amortization and accretion of premiums and discounts from fair value adjustments. For the three months ended December 31, 2025, loan prepayment penalty fees totaled $115,000 compared to $34,000 for the three months ended December 31, 2024. The net interest income impact of amortization and accretion of premiums and discounts from fair value measurements of assets acquired and liabilities assumed due to acquisition totaled $501,000 during the quarter ended December 31, 2025, compared to $1.2 million in the quarter ended December 31, 2024.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $118,000 and $101,000 for the three months ended December 31, 2025 and 2024, respectively.

	Three Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$832,009	11,295	5.43%	$770,559	$10,438	5.42%
Securities	139,173	534	1.53%	153,515	586	1.53%
Other	47,472	481	4.05%	81,215	521	2.57%
Total interest-earning assets	1,018,654	12,310	4.83%	1,005,289	11,545	4.59%
Noninterest-earning assets	90,542			47,447
Total assets	$1,109,196			$1,052,736
Interest-bearing liabilities:
Savings and club accounts	$130,999	22	0.07%	$154,892	25	0.07%
Interest-bearing demand accounts	351,476	1,717	1.95%	283,412	1,243	1.75%
Certificates of deposit	274,250	2,376	3.47%	277,055	2,743	3.96%
Total interest-bearing deposits	756,725	4,115	2.18%	715,359	4,011	2.24%
Federal Home Loan Bank advances	42,833	404	3.77%	24,577	295	4.80%
Other borrowings	—	—	0.00%	—	—	—
Total interest-bearing liabilities	799,558	4,519	2.26%	739,936	4,306	2.33%
Noninterest-bearing deposits	107,567			105,628
Other noninterest-bearing liabilities	4,175			17,660
Total liabilities	911,300			863,224
Equity	197,896			189,512
Total liabilities and equity	$1,109,196			$1,052,736
Net interest income		7,791			$7,239
Net interest rate spread			2.57%			2.27%
Net interest-earning assets (2)	$219,096			$265,353
Net interest margin (3)			3.06%			2.88%
Average interest-earning assets to interest- bearing liabilities	127.40%			135.86%

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

	Three Months Ended December 31,
	2025 vs. 2024
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$832	$25	$857
Securities	(55)	3	(52)
Other	(216)	176	(40)
Total interest-earning assets	561	204	765
Interest-bearing liabilities:
Savings and club accounts	(4)	1	(3)
Interest-bearing accounts	299	175	474
Certificates of deposit	(28)	(339)	(367)
Federal Home Loan Bank advances	219	(110)	109
Other borrowings	—	—	—
Total interest-bearing liabilities	486	(273)	213
Change in net interest income	$75	$477	$552

Provision for Credit Losses. The Company establishes provisions for credit losses, which are charged to operations to maintain the allowance for credit losses at a level it considers necessary to absorb probable credit losses attributable to loans that are reasonably estimable at the balance sheet date. In determining the level of the allowance for credit losses, the Company considers, among other factors, past and current loss experience, evaluations of real estate collateral, economic conditions, the type and amount of lending, adverse situations that may affect a borrower’s repayment capacity, while adjusting for delinquency trends, classified or criticized loans, and other risk factors. The allowance is developed using reasonable and supportable forecasts and quantitative modeling techniques, combined with qualitative factors to address risks not captured in historical data, including emerging loan products or localized economic changes. Actual losses may vary from such estimates as more information becomes available or conditions change. The Company assesses the allowance for credit losses and records provisions for credit losses in the income statement on a quarterly basis.

The Company recorded a provision for credit losses of $49,000 during the three months ended December 31, 2025 reflecting the loan growth during the period, compared to a provision for credit losses of $12,000 for the three months ended December 31, 2024. The Company had no charge-offs for the three months ended December 31, 2025 or 2024. The Company had one non-performing loan of $176,000 at December 31, 2025 and no non-performing loans at December 31, 2024. The Company’s allowance for credit losses as a percentage of total loans was 0.67% at December 31, 2025 compared to 0.65% at December 31, 2024.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposits	$224	$256	$(32)	(12.5)%
Increase in cash surrender value of bank- owned life insurance	268	264	4	1.5%
Fees and service charges on loans	23	37	(14)	(37.8)%
Unrealized (loss) gain on equity securities	(1)	3	(4)	(133.3)%
Realized gain on sale of loans	17	28	(11)	(39.3)%
Other	50	39	11	28.2%
Total noninterest income	$581	$627	$(46)	(7.3)%

Noninterest income decreased $46,000, or 7.3%, to $581,000 for the three months ended December 31, 2025 from $627,000 for the three months ended December 31, 2024 primarily due to a decrease in service charges and fees on deposits of $32,000 and a decrease in fees and service charges on loans of $14,000 during the three months ended December 31, 2025 compared to the three months ended December 31, 2024.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$3,924	$3,366	$558	16.6%
Occupancy	531	492	39	7.9%
Furniture and equipment	312	285	27	9.5%
Data processing	508	461	47	10.2%
Advertising	112	85	27	31.8%
FDIC premiums	120	120	—	—
Directors fees	101	101	—	—
Professional fees	508	467	41	8.8%
Insurance	117	159	(42)	(26.4)%
Telephone, postage and supplies	167	191	(24)	(12.6)%
Other	835	782	53	6.8%
Total noninterest expense	$7,235	$6,509	$726	11.2%

Noninterest expense increased $726,000, or 11.2%, to $7.2 million for the three months ended December 31, 2025 from $6.5 million for the three months ended December 31, 2024 predominantly due to a $558,000, or 16.6%, increase in salaries and employee benefits expense driven by annual merit increases as well as the recognition of stock-based compensation during the three months ended December 31, 2025 compared to a partial period of such expense during the three months ended December 31, 2024 as the initial expense recognition commenced on November 21, 2024.

Income Tax Expense. The provision for income taxes was $254,000 for the three months ended December 31, 2025 compared to $324,000 for the three months ended December 31, 2024. The Company’s effective tax rate was 23.3% for the three months ended December 31, 2025 compared to 24.1% for the three months ended December 31, 2024.

Comparison of Operating Results for the Six Months Ended December 31, 2025 and 2024

General. Net income decreased $861,000, or 36.1%, to $1.5 million for the six months ended December 31, 2025 compared to net income of $2.4 million for the six months ended December 31, 2024. Net income for the six months ended December 31, 2025 and 2024 included $505,000 and $1.8 million, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bancorp in September 2023.

Interest Income. Interest income increased $1.2 million, or 5.4%, to $24.2 million for the six months ended December 31, 2025 from $23.0 million for the six months ended December 31, 2024 due to a $12.6 million increase in the average balance of interest-earning assets, and a 19 basis point increase in the yield. The increase resulted from a $1.5 million, or 7.1%, increase in interest income on loans, offset by a $129,000, or 10.3%, decrease in interest income on securities and a $105,000, or 10.1%, decrease in interest income on interest-bearing deposits at other banks. The increase in interest income on loans was due to a $61.1 million increase in the average balance of loans from $759.7 million for the six months ended December 31, 2024 to $820.8 million for the six months ended December 31, 2025, partially offset by a five basis point decrease in the yield on loans. The decrease in interest income on securities was primarily due to a $14.4 million decrease in the average balance of securities resulting from maturities and repayments. The decrease in interest income on interest-bearing deposits at other banks was due to a $34.1 million decrease in the average balance of deposits at other banks.

Interest Expense. Interest expense increased $679,000, or 8.3%, to $8.9 million for the six months ended December 31, 2025 from $8.2 million for the six months ended December 31, 2024, due to a $57.4 million increase in the average balance of interest-bearing liabilities. The increase in the average balance was due to a $20.4 million, or 111.5%, increase in the average balance of borrowings for the six months ended December 31, 2025 compared to the six months ended December 31, 2024, as well as an increase of $64.7 million, or 23.3%, in the average balance of interest-bearing demand deposits. In addition, there was an increase of 35 basis points in the cost of interest-bearing demand deposits to 1.91% for the six months ended December 31, 2025 from 1.56% for the six months ended December 31, 2024 resulting from competitively priced rates offered on certain interest-bearing deposit products in the market area.

Net Interest Income. Net interest income increased $554,000, or 3.7%, to $15.4 million for the six months ended December 31, 2025 from $14.8 million for the six months ended December 31, 2024. Net interest rate spread increased 18 basis points to 2.57% for the six months ended December 31, 2025 from 2.39% for the six months ended December 31, 2024. Net interest margin increased seven basis points to 3.05% for the six months ended December 31, 2025 from 2.98% for the six months ended December 31, 2024. Net interest-earning assets decreased $44.8 million, or 17.0%, to $219.1 million for the six months ended December 31, 2025 from $263.9 million for the six months ended December 31, 2024. The increase in the Company’s net interest rate spread and net interest margin were primarily a result of the yield on interest-earning assets increasing at a faster rate than the cost of interest bearing liabilities. Net interest income includes loan prepayment penalty fees and amortization and accretion of premiums and discounts from fair value adjustments. For the six months ended December 31, 2025, loan prepayment penalty fees totaled $124,000 compared to $101,000 for the six months ended December 31, 2024. The net interest income impact of amortization and accretion of premiums and discounts from fair value measurements of assets acquired and liabilities assumed due to acquisition totaled $1.1 million during the six months ended December 31, 2025, compared to $2.6 million in the six months ended December 31, 2024.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $167,000 and $168,000 for the six months ended December 31, 2025 and 2024, respectively.

	Six Months Ended December 31,
	2025			2024
	Average Outstanding Balance	Interest	Average Yield/Rate(1)	Average Outstanding Balance	Interest	Average Yield/Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$820,786	22,191	5.41%	$759,697	$20,724	5.46%
Securities	140,888	1,118	1.59%	155,314	1,247	1.61%
Other	46,163	936	4.06%	80,258	1,041	2.59%
Total interest-earning assets	1,007,837	24,245	4.81%	995,269	23,012	4.62%
Noninterest-earning assets	91,921			49,726
Total assets	$1,099,758			$1,044,995
Interest-bearing liabilities:
Savings and club accounts	$133,778	41	0.06%	$157,776	48	0.06%
Interest-bearing demand accounts	343,041	3,282	1.91%	278,324	2,168	1.56%
Certificates of deposit	273,219	4,752	3.48%	276,995	5,504	3.97%
Total interest-bearing deposits	750,038	8,075	2.15%	713,095	7,720	2.17%
Federal Home Loan Bank advances	38,722	783	4.04%	18,310	459	5.01%
Other borrowings	—	—	0.00%	—	—	—
Total interest-bearing liabilities	788,760	8,858	2.25%	731,405	8,179	2.24%
Noninterest-bearing deposits	107,466			105,038
Other noninterest-bearing liabilities	9,350			14,997
Total liabilities	905,576			851,440
Equity	194,182			193,555
Total liabilities and equity	$1,099,758			$1,044,995
Net interest income		15,387			$14,833
Net interest rate spread			2.57%			2.39%
Net interest-earning assets (2)	$219,077			$263,864
Net interest margin (3)			3.05%			2.98%
Average interest-earning assets to interest- bearing liabilities	127.77%			136.08%

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

	Six Months Ended December 31,
	2025 vs. 2024
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$1,666	$(199)	$1,467
Securities	(116)	(13)	(129)
Other	(442)	337	(105)
Total interest-earning assets	1,108	125	1,233
Interest-bearing liabilities:
Savings and club accounts	(7)	—	(7)
Interest-bearing accounts	504	610	1,114
Certificates of deposit	(75)	(677)	(752)
Federal Home Loan Bank advances	512	(188)	324
Other borrowings	—	—	—
Total interest-bearing liabilities	934	(255)	679
Change in net interest income	$174	$380	$554

Provision for Credit Losses. The Company recorded a provision for credit losses of $221,000 during the six months ended December 31, 2025 reflecting the loan growth during the period, compared to a recovery for credit losses of $142,000 for the six months ended December 31, 2024, which reflected updates made to certain qualitative factors in the calculation of the Company's allowance. The Company had no charge-offs for the six months ended December 31, 2025 or 2024. The Company had one non-performing loan of $176,000 at December 31, 2025 and no non-performing loans at December 31, 2024. The Company’s allowance for credit losses as a percentage of total loans was 0.67% at December 31, 2025 compared to 0.65% at December 31, 2024.

Noninterest Income. Noninterest income was as follows:

	Six Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Service charges and fees on deposits	$454	$552	$(98)	(17.8)%
Increase in cash surrender value of bank- owned life insurance	533	524	9	1.7%
Fees and service charges on loans	55	93	(38)	(40.9)%
Unrealized (loss) gain on equity securities	(4)	5	(9)	(180.0)%
Realized gain on sale of loans	17	51	(34)	(66.7)%
Other	91	54	37	68.5%
Total noninterest income	$1,146	$1,279	$(133)	(10.4)%

Noninterest income decreased $133,000, or 10.4%, to $1.1 million for the six months ended December 31, 2025 from $1.3 million for the six months ended December 31, 2024, primarily due to a decrease in service charges and fees on deposits of $98,000 and a decrease in fees and service charges on loans of $38,000 during the six months ended December 31, 2025 compared to the six months ended December 31, 2024.

Noninterest Expense. Noninterest expense was as follows:

	Six Months Ended December 31,		Change
	2025	2024	Amount	Percent
	(In thousands)
Salaries and employee benefits	$7,776	$6,606	$1,170	17.7%
Occupancy	1,067	1,124	(57)	(5.1)%
Furniture and equipment	665	578	87	15.1%
Data processing	1,049	1,089	(40)	(3.7)%
Advertising	242	167	75	44.9%
FDIC premiums	240	240	—	—
Directors fees	198	194	4	2.1%
Professional fees	945	956	(11)	(1.2)%
Insurance	250	318	(68)	(21.4)%
Telephone, postage and supplies	369	372	(3)	(0.8)%
Other	1,528	1,535	(7)	(0.5)%
Total noninterest expense	$14,329	$13,179	$1,150	8.7%

Noninterest expense increased $1.2 million, or 8.7%, to $14.3 million for the six months ended December 31, 2025 from $13.2 million for the six months ended December 31, 2024 predominantly due to a $1.2 million, or 17.7%, increase in salaries and employee benefits expense driven by annual merit increases as well as the recognition of stock-based compensation during the six months ended December 31, 2025 compared to a partial period of expense during the six months ended December 31, 2024 as the initial expense recognition commenced on November 21, 2024. The increase in salaries and employee benefits was partially offset by a decrease of $68,000 in insurance expenses and a decrease of $57,000 in occupancy expenses due to the closure of a retail branch location.

Income Tax Expense. The provision for income taxes was $456,000 for the six months ended December 31, 2025, compared to $687,000 for the six months ended December 31, 2024. The Company’s effective tax rate was 23.0% for the six months ended December 31, 2025 compared to 22.3% for the six months ended December 31, 2024 due to the non-deductibility of expenses recognized related to incentive stock options.

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

The table below sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$147,574	$(69,818)	(32.12)%
+300	167,898	(49,493)	(22.77)%
+200	186,435	(30,956)	(14.24)%
+100	203,068	(14,324)	(6.59)%
—	217,391	—	—
-100	228,169	10,777	4.96%
-200	234,539	17,148	7.89%
-300	237,416	20,024	9.21%
-400	234,222	16,830	7.74%

(1)
Assumes an immediate uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2025, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 14.24% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 7.89% increase in EVE.

Change in Net Interest Income. The following table sets forth, at December 31, 2025, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At December 31, 2025
Change in Interest Rates (basis points)(1)	Net Interest Income Year 1 Forecast	Year 1 Change From Level	Net Interest Income Year 2 Forecast	Year 2 Change From Level
(In thousands)
+400	$30,472	$(3,630)	$34,972	$(1,404)
+300	31,647	(2,456)	35,929	(446)
+200	32,641	(1,462)	36,462	87
+100	33,454	(648)	36,593	218
—	34,102	—	36,375	—
-100	34,004	(98)	34,811	(1,565)
-200	33,608	(494)	32,708	(3,668)
-300	32,888	(1,214)	30,167	(6,209)
-400	31,614	(2,488)	26,896	(9,479)

The table above indicates that at December 31, 2025, we would have experienced a 4.28% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.45% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan and security repayments. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 15%. At December 31, 2025, this ratio was 9.2%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of December 31, 2025.

We regularly adjust our investments in liquid assets based upon our assessment of:

•
expected loan demand;
•
expected deposit flows;
•
yields available on interest-earning deposits and securities; and
•
the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At December 31, 2025, cash and cash equivalents totaled $81.8 million.

At December 31, 2025, we had $25.1 million in outstanding loan commitments and $43.3 million of unused lines of credit. Certificates of deposit due within one year of December 31, 2025 totaled $244.6 million, or 27.4% of total deposits. If these deposits do not remain with us, we will be required to seek other funding sources, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after December 31, 2026. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the six months ended December 31, 2025, we originated $63.6 million of loans and purchased $15.7 million. During the six months ended December 31, 2025, we purchased a $6.0 million fixed-to-floating rate subordinated note from another financial institution classified as a security held-to-maturity.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $45.5 million, or 5.4%, to $891.5 million at December 31, 2025 from $846.0 million at June 30, 2025 due primarily to increases in interest-bearing deposit accounts resulting from the Bank having raised rates on time deposit accounts in an effort to remain competitive in the market area, offset in part by decreases in non-maturity savings accounts.

We had outstanding borrowings of $50.0 million as of December 31, 2025 and $30.0 million as of June 30, 2025.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2025, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, expect as discussed below, the Company's Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Previously Identified Material Weakness

As reported in our Annual Report on Form 10-K filed with the SEC on September 29, 2025, we identified a material weakness in internal controls related to the untimely recognition of income from life insurance contracts resulting from the death of a former employee. The identified material weakness resulted in a material misstatement in the Company’s consolidated financial statements for the year ended June 30, 2025. We have implemented remedial changes to improve our internal control over financial reporting as described below.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended December 31, 2025. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended December 31, 2025.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - October 31, 2025	123,710	$14.74	123,710	577,919
November 1 - November 30, 2025	52,090	15.04	52,090	525,829
December 1 - December 31, 2025	91,592	16.43	91,592	434,237
Three months ended December 31, 2025	267,392		267,392

(1)
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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

SR Bancorp, Inc.

Date: February 13, 2026	By:	/s/ Christopher J. Pribula
Christopher J. Pribula
President and Chief Executive Officer

Date: February 13, 2026	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Senior Vice President and
Chief Financial Officer