Form 10-Q
period 2026-03-31
SR Bancorp, Inc.
filed 2026-05-15
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 8,100,214 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

March 31, 2026 (Unaudited) and June 30, 2025

(In thousands, except for share data)

	March 31, 2026	June 30, 2025

Assets
Cash and due from banks	$4,662	$3,945
Interest-bearing deposits at other banks	59,019	53,834
Total cash and cash equivalents	63,681	57,779
Securities held-to-maturity, at amortized cost	134,781	141,845
Equity securities, at fair value	24	37
Loans receivable, net of allowance for credit losses of $5,667 and $5,362, respectively	859,053	797,166
Premises and equipment, net	4,938	4,942
Right-of-use asset	2,958	3,156
Restricted equity securities, at cost	3,508	2,608
Accrued interest receivable	3,462	3,072
Bank owned life insurance	38,123	36,607
Goodwill and intangible assets	25,810	26,708
Other assets	7,112	10,485
Total assets	$1,143,450	$1,084,405
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	111,260	114,107
Interest-bearing	783,080	731,915
Total deposits	894,340	846,022
Borrowings	50,000	30,000
Advance payments by borrowers for taxes and insurance	8,999	8,736
Accrued interest payable	210	223
Lease liability	2,999	3,211
Other liabilities	2,452	2,433
Total liabilities	959,000	890,625
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 8,151,905 and 8,875,170 shares issued and outstanding as of March 31, 2026, and June 30, 2025, respectively	81	89
Additional paid-in capital	69,997	80,843
Retained earnings	121,753	120,505
Unearned compensation ESOP	(6,370)	(6,655)
Accumulated other comprehensive loss	(1,011)	(1,002)
Total stockholders' equity	184,450	193,780
Total liabilities and stockholders' equity	$1,143,450	$1,084,405

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three and Nine Months Ended March 31, 2026 and 2025

(In thousands, except for share data, unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Interest Income
Loans, including fees	$11,372	$10,346	$33,563	$31,069
Securities:
Taxable	643	600	1,761	1,848
Interest bearing deposits at other banks	460	537	1,397	1,578
Total interest income	12,475	11,483	36,721	34,495
Interest Expense
Deposits:
Demand	1,798	1,332	5,080	3,500
Savings and time	2,399	2,584	7,192	8,136
Borrowings	465	383	1,248	842
Total interest expense	4,662	4,299	13,520	12,478
Net Interest Income	7,813	7,184	23,201	22,017
Provision (Credit) for Credit Losses	84	37	305	(105)
Net Interest Income After Provision (Credit) for Credit Losses	7,729	7,147	22,896	22,122
Noninterest Income
Service charges and fees	218	230	672	782
Increase in cash surrender value of bank owned life insurance	263	259	796	783
Fees and service charges on loans	35	35	90	128
Unrealized (loss) gain on equity securities	(9)	3	(13)	7
Realized gain on sale of loans	12	—	29	51
Other	26	14	117	214
Total noninterest income	545	541	1,691	1,965
Noninterest Expense
Salaries and employee benefits	3,999	3,681	11,776	10,288
Occupancy	590	557	1,657	1,681
Furniture and equipment	325	346	990	924
Data Processing	516	552	1,565	1,642
Advertising	119	97	361	264
FDIC premiums	120	120	360	360
Directors fees	100	93	298	287
Professional fees	421	467	1,366	1,423
Insurance	115	133	366	451
Telephone, postage and supplies	166	197	535	569
Other	635	819	2,162	2,497
Total noninterest expense	7,106	7,062	21,436	20,386
Income Before Income Tax Expense	1,168	626	3,151	3,701
Income Tax Expense	282	89	738	776
Net Income	$886	$537	$2,413	$2,925
Basic earnings per share	$0.12	$0.06	$0.32	$0.34
Diluted earnings per share	$0.12	$0.06	$0.31	$0.34
Weighted average number of common shares outstanding - basic	7,381,573	8,303,795	7,606,406	8,567,520
Weighted average number of common shares outstanding - diluted	7,556,692	8,315,030	7,723,143	8,572,283

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Nine Months Ended March 31, 2026 and 2025

(In thousands, unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net Income	$886	$537	$2,413	$2,925
Other Comprehensive Income
Change in defined pension plan for unrealized actuarial gains (losses) net of income tax benefit of $67, $71, $3 and $90, respectively	(171)	(182)	(9)	(227)
Total other comprehensive (loss) income	(171)	(182)	(9)	(227)
Total comprehensive income	$715	$355	$2,404	$2,698

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three and Nine Months Ended March 31, 2026 and 2025

(In thousands, except for share data, unaudited)

						Accumulated
	Common	Common	Additional		Unearned	Other
	Stock	Stock	Paid in	Retained	ESOP	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
Balance, December 31, 2025	8,432,990	$84	$74,429	$121,243	$(6,465)	$(840)	$188,451
Net income	—	—	—	886	—	—	886
Other comprehensive (loss), net of tax	—	—	—	—	—	(171)	(171)
Repurchase of common shares	(295,527)	(3)	(5,027)	—	—	—	(5,030)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(376)	—	—	(376)
ESOP shares earned, 9,508 shares	—	—	66	—	95	—	161
Stock-based compensation	—	—	394	—	—	—	394
Restricted stock awards issued	—	—	—	—	—	—	—
Shares issued upon exercise of stock options, net	20,446	—	237	—	—	—	237
Shares withheld for taxes on share-based awards	(6,004)	—	(102)	—	—	—	(102)
Balance, March 31, 2026	8,151,905	$81	$69,997	$121,753	$(6,370)	$(1,011)	$184,450
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780
Net income	—	—	—	2,413	—	—	2,413
Other comprehensive (loss), net of tax	—	—	—	—	—	(9)	(9)
Repurchase of common shares	(761,229)	(8)	(12,253)	—	—	—	(12,261)
Cash dividends declared on common stock, $0.15 per share	—	—	—	(1,165)	—	—	(1,165)
ESOP shares earned, 28,524 shares	—	—	159	—	285	—	444
Stock-based compensation	—	—	1,113	—	—	—	1,113
Restricted stock awards issued	23,522	—	—	—	—	—	—
Shares issued upon exercise of stock options, net	20,446	—	237	—	—	—	237
Shares withheld for taxes on share-based awards	(6,004)	—	(102)	—	—	—	(102)
Balance, March 31, 2026	8,151,905	81	69,997	121,753	(6,370)	(1,011)	$184,450
Balance, December 31, 2024	9,255,948	$93	$87,567	$118,593	$(6,846)	$(1,262)	$198,145
Net income	—	—	—	537	—	—	537
Other comprehensive (loss), net of tax	—	—	—	—	—	(182)	(182)
Repurchase of common shares	(280,404)	(3)	(3,392)	—	—	—	(3,395)
ESOP shares earned, 9,508 shares	—	—	19	—	95	—	114
Cash dividends declared on common stock, $0.05 per share	—	—	—	(425)	—	—	(425)
Stock-based compensation	—	—	274	—	—	—	274
Restricted stock awards issued	209,156	2	(2)	—	—	—	—
Balance, March 31, 2025	9,184,700	$92	$84,466	$118,705	$(6,751)	$(1,444)	$195,068
Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	2,925	—	—	2,925
Other comprehensive (loss), net of tax	—	—	—	—	—	(227)	(227)
Repurchase of common shares	(627,461)	(6)	(7,306)	—	—	—	(7,312)
ESOP shares earned, 28,524 shares	—	—	31	—	285	—	316
Cash dividends declared on common stock, $0.05 per share	—	—	—	(425)	—	—	(425)
Stock-based compensation	—	—	308	—	—	—	308
Restricted stock awards issued	304,231	3	(3)	—	—	—	—
Balance, March 31, 2025	9,184,700	$92	$84,466	$118,705	$(6,751)	$(1,444)	$195,068

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended March 31, 2026 and 2025

(In thousands, except for share data, unaudited)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net income	$2,413	$2,925
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (Credit) for credit losses	305	(105)
Depreciation	707	703
Deferred income tax benefit	(44)	(107)
Accretion of acquisition fair value adjustments, net	(1,545)	(3,498)
Amortization of core deposit intangible asset	898	1,102
Net amortization of premiums and discounts on securities	122	776
Net amortization of deferred loan fees, costs and discounts	226	217
Income from cash surrender value of bank owned life insurance	(796)	(783)
Stock-based compensation expense	1,557	624
Unrealized loss (gain) on equity securities	13	(7)
Gain on sale of loans held for sale	(29)	(51)
Proceeds from sales of loans held for sale	3,255	575
Originations of loans held for sale	(3,226)	(524)
(Increase) decrease in:
Accrued interest receivable	(390)	(447)
Other assets	3,338	2,476
Increase in other liabilities	19	(948)
Net cash provided by operating activities	6,823	2,928
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	12,942	10,477
Purchase of securities held-to-maturity	(6,000)	—
Net increase in loans receivable	(60,831)	(45,439)
Purchase of bank owned life insurance	(720)	—
Purchase of premises and equipment	(703)	(257)
Purchase of restricted equity securities	(900)	(2,700)
Net cash used in investing activities	(56,212)	(37,919)
Cash Flows from Financing Activities
Net increase in interest bearing deposits	51,123	30,379
Net decrease in noninterest bearing deposits	(2,847)	(2,006)
Net decrease in advance payments by borrowers for taxes and insurance	263	245
Net increase in short-term borrowings	20,000	30,000
Dividends paid	(1,229)	—
Repurchase of common stock	(12,041)	(7,312)
Cash paid for excise taxes on repurchased shares	(113)	—
Exercise of stock options	237	—
Receipts from equity plan participants for withholding taxes on share-based awards	191	—
Cash paid for withholding taxes on share-based awards	(293)	—
Net cash provided by financing activities	55,291	51,306
Net increase in cash and cash equivalents	5,902	16,315
Cash and Cash Equivalents, Beginning of Period	57,779	45,909
Cash and Cash Equivalents, End of Period	$63,681	$62,224
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$12,556	$12,436
Income taxes paid	100	$—

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

The interim Consolidated Financial Statements reflect all adjustments, including normal and recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three and nine month periods ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other period. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.

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

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, a New Jersey chartered commercial bank which was formed in 1887, serves Essex, Hunterdon, Hudson, Middlesex, Morris, Somerset and Union counties in New Jersey. As a locally managed commercial bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

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

The Company’s CEO is the chief operating decision maker who uses consolidated net income to assess the performance and profitability of our single business segment. The Company assesses consolidated net income on a monthly basis, including variances to budget and prior period results. Consideration is given to performance of components of the business, such as branches and geographic regions, which are then aggregated. This information is used to achieve strategic initiatives by allowing the chief operating decision maker to manage resources that drive our business and earnings. Additionally, consolidated net income is used to benchmark the Company against its banking peers.

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

Subsequent Events

The Company has evaluated subsequent events occurring after  March 31, 2026 up to the date these financial statements were issued and filed with the Securities and Exchange Commission and has not identified any subsequent events.

2.	Earnings Per Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding. Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares (such as those resulting from the exercise of stock options and unvested restricted stock awards) were issued during the period, computed using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. For the three and nine months ended March 31, 2026, there were 58,805 common stock equivalents that were not included in the computation of diluted earnings per share because to do so would be anti-dilutive. Shares where the assumed exercise price is greater than the average market price of the common shares are considered anti-dilutive.

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net income	$886	$537	$2,413	$2,925
Weighted average number of common shares outstanding	8,303,631	9,220,999	8,551,334	9,349,045
Less: Average unallocated ESOP shares	(641,785)	(679,817)	(651,293)	(689,325)
Less: Average unvested restricted stock awards	(280,273)	(237,387)	(293,635)	(92,200)
Weighted average common shares outstanding used to calculate basic earnings per common share	7,381,573	8,303,795	7,606,406	8,567,520
Add: Dilutive effect of common stock equivalents	175,119	11,235	116,737	4,763
Weighted average common shares outstanding used to calculate diluted earnings per common share	7,556,692	8,315,030	7,723,143	8,572,283
Basic income per common share	$0.12	$0.06	$0.32	$0.34
Diluted income per common share	$0.12	$0.06	$0.31	$0.34

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.	Investment Securities

The Company owned no investment securities available-for-sale at  March 31, 2026 or  June 30, 2025. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$80,325	$3	$(11,783)	$68,545
Federal Home Loan Mortgage Corporation	41,343	—	(5,430)	35,913
Government National Mortgage Association	184	3	—	187
Subordinated Debt	11,000	28	(325)	10,703
CMO	1,729	—	(90)	1,639
Foreign Government Bonds	200	—	—	200
Total	$134,781	$34	$(17,628)	$117,187

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$86,657	$2	$(14,436)	$72,223
Federal Home Loan Mortgage Corporation	45,009	1	(6,488)	38,522
Government National Mortgage Association	218	1	—	219
Subordinated Debt	7,750	—	(609)	7,141
CMO	2,011	—	(121)	1,890
Foreign Government Bonds	200	—	—	200
Total	$141,845	$4	$(21,654)	$120,195

The amortized cost and fair value of securities held-to-maturity by contractual maturity at  March 31, 2026 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	March 31, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$5,200	$4,875
Due after 1 but within 5 years	—	—
Due after 5 but within 10 years	6,000	6,028
Due after 10 years	—	—
Mortgage-backed securities	123,581	106,284
Total	$134,781	$117,187

During the three and nine months ended March 31, 2026, the Company purchased a $6.0 million fixed-to-floating rate subordinated note at 7.75% per annum for the first five years, which then floats based on a benchmark rate (as defined) for the remaining five years. There were no purchases of other securities held-to-maturity during the three and nine months ended March 31, 2025.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value on its securities portfolio. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. The Company's held-to-maturity portfolio predominantly consists of mortgage-backed securities issued by the U.S. government and government-sponsored agencies for which management has determined to have no expected credit loss. The Company's held-to-maturity portfolio also included three investment grade subordinated notes issued by bank holding companies located in New Jersey. At  March 31, 2026 and  June 30, 2025, the Company had no securities held-to-maturity that were past due 30 days or more with respect to principal or interest payments.

Equity securities consisted of several equity investments in consumer banking and financial services companies. At  March 31, 2026 and  June 30, 2025, the Company had $24,000 and $37,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the three and nine months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(In thousands)		(In thousands)
Net (loss) gains recognized on equity securities	$(9)	$3	$(13)	$7
Less: Net gains recognized on equity securities sold/acquired	—	—	—	—
Net unrealized (loss) gains recognized on equity securities	$(9)	$3	$(13)	$7

At  March 31, 2026 and  June 30, 2025, mortgage-backed securities with a carrying value of $1.7 million were pledged as collateral to secure public funds on deposit. During the three and nine months ended March 31, 2026 and 2025, there were no sales of securities held-to-maturity.

4.	Loans Receivable

Loans at  March 31, 2026 and  June 30, 2025 are summarized as follows:

	March 31, 2026	June 30, 2025
	(In thousands)
Owner occupied commercial real estate loans	$52,240	$55,127
Other commercial real estate loans	91,822	72,542
Multi-family loans	233,285	219,934
Commercial and industrial loans	16,418	12,253
Total commercial loans	393,765	359,856
Residential mortgage loans	454,463	427,345
Consumer and other loans	14,076	13,038
Total loans	862,304	800,239
Allowance for credit losses	(5,667)	(5,362)
Deferred loan costs, net	2,416	2,289
Loans receivable, net	$859,053	$797,166

The Company engages primarily in the lending of fixed-rate and adjustable-rate residential mortgage loans and adjustable-rate commercial and multifamily real estate loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include changes in economic conditions and interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards with loan-to-value ratios of generally no more than 75% for commercial loans, 80% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion generally require private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At  March 31, 2026 and  June 30, 2025, commercial loans represented 45.7% and 45.0% of net loans, respectively, while residential mortgage and consumer and other loans represented 54.3% and 55.0%, respectively, nearly all of which is concentrated within our primary market area in New Jersey. At  March 31, 2026 and  June 30, 2025, the Company held 95.8% and 96.6%, respectively, of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 2.40% secured by office buildings as of  March 31, 2026 and less than 1.0% secured by office buildings as of  June 30, 2025. The Company had no non-accrual residential or commercial loans at  March 31, 2026 and   June 30, 2025.

The following tables summarize the activity in the allowance for credit losses by loan class for the three and nine months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$629	$234	$1,908	$175	$2,377	$259	$5,582
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	(1)	—	—	(1)
Provisions (credits)	(110)	(45)	(290)	4	464	63	86
Ending balance	$519	$189	$1,618	$178	$2,841	$322	$5,667
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$519	$189	$1,618	$178	$2,841	$322	$5,667
Loans Receivable:
Ending balance	$52,240	$91,822	$233,285	$16,418	$454,463	$14,076	$862,304
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$52,240	$91,822	$233,285	$16,418	$454,463	$14,076	$862,304

	Three Months Ended March 31, 2025
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$750	$196	$1,903	$132	$1,876	$230	$5,087
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(9)	(3)	39	—	(2)	12	37
Ending balance	$741	$193	$1,942	$132	$1,874	$242	$5,124
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$741	$193	$1,942	$132	$1,874	$242	$5,124
Loans Receivable:
Ending balance	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Nine Months Ended March 31, 2026
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	(1)	—	—	(1)
Provisions (credits)	(156)	10	(212)	44	533	87	306
Ending balance	$519	$189	$1,618	$178	$2,841	$322	$5,667
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$519	$189	$1,618	$178	$2,841	$322	$5,667
Loans Receivable:
Ending balance	$52,240	$91,822	$233,285	$16,418	$454,463	$14,076	$862,304
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$52,240	$91,822	$233,285	$16,418	$454,463	$14,076	$862,304

	Nine Months Ended March 31, 2025
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(590)	(309)	(56)	(14)	699	165	(105)
Ending balance	$741	$193	$1,942	$132	$1,874	$242	$5,124
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$741	$193	$1,942	$132	$1,874	$242	$5,124
Loans Receivable:
Ending balance	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$56,002	$73,618	$216,058	$11,296	$413,918	$12,832	$783,724

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of  March 31, 2026 and  June 30, 2025:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$2,294	$—	$6,916	$4,655	$7,652	$30,723	$—	$52,240
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$2,294	$—	$6,916	$4,655	$7,652	$30,723	$—	$52,240
Other Commercial Real Estate
Risk Rating
Pass	$24,388	$5,705	$1,344	$3,469	$894	$56,022	$—	$91,822
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$24,388	$5,705	$1,344	$3,469	$894	$56,022	$—	$91,822
Multi-Family
Risk Rating
Pass	$23,363	$52,880	$28,301	$25,418	$22,010	$81,313	$—	$233,285
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$23,363	$52,880	$28,301	$25,418	$22,010	$81,313	$—	$233,285
Commercial and Industrial
Risk Rating
Pass	$6,459	$1,369	$834	$3,063	$1,365	$3,328	$—	$16,418
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$6,459	$1,369	$834	$3,063	$1,365	$3,328	$—	$16,418
Residential Mortgage
Risk Rating
Pass	$61,874	$67,160	$54,084	$48,378	$68,847	$154,120	$—	$454,463
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$61,874	$67,160	$54,084	$48,378	$68,847	$154,120	$—	$454,463
Consumer and Other
Risk Rating
Pass	$768	$748	$683	$325	$56	$442	$11,054	$14,076
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$768	$748	$683	$325	$56	$442	$11,054	$14,076
Total Loans
Pass	$119,146	$127,862	$92,162	$85,308	$100,824	$325,948	$11,054	$862,304
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$119,146	$127,862	$92,162	$85,308	$100,824	$325,948	$11,054	$862,304
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$7,013	$6,761	$7,897	$5,335	$28,121	$—	$55,127
Other Commercial Real Estate
Risk Rating
Pass	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$6,451	$1,360	$3,523	$917	$1,695	$58,596	$—	$72,542
Multi-Family
Risk Rating
Pass	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$49,898	$28,582	$28,305	$22,424	$13,092	$77,633	$—	$219,934
Commercial and Industrial
Risk Rating
Pass	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$1,388	$883	$4,178	$2,404	$52	$3,348	$—	$12,253
Residential Mortgage
Risk Rating
Pass	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$73,256	$61,827	$50,561	$72,372	$66,725	$102,604	$—	$427,345
Consumer and Other
Risk Rating
Pass	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,313	$1,231	$357	$730	$1,116	$1,638	$6,653	$13,038
Total Loans
Pass	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$132,306	$100,896	$93,685	$106,744	$88,015	$271,940	$6,653	$800,239
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  March 31, 2026 and  June 30, 2025, the Company had no collateral-dependent or non-accrual loans.

The following tables present the classes of loans summarized by past due status as of  March 31, 2026 and  June 30, 2025:

	March 31, 2026
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$52,240	$52,240
Other commercial real estate	—	—	—	—	—	91,822	91,822
Multi-family	—	—	—	—	—	233,285	233,285
Commercial and industrial	—	—	—	—	—	16,418	16,418
Residential mortgage	1,149	733	112	—	1,994	452,469	454,463
Consumer and other	88	—	64	—	152	13,924	14,076
Total	$1,237	$733	$176	$—	$2,146	$860,158	$862,304

	June 30, 2025
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

At  March 31, 2026 and  June 30, 2025, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Premises and Equipment

Premises and equipment at  March 31, 2026 and  June 30, 2025 are summarized as follows:

	March 31, 2026	June 30, 2025
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,060	9,024
Furniture, fixtures and equipment	6,790	6,123
Total	16,776	16,073
Accumulated depreciation	(11,838)	(11,131)
Net	$4,938	$4,942

Depreciation expense amounted to $707,000 and $703,000 for the nine months ended March 31, 2026 and 2025, respectively.

6.	Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of March 31, 2026, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
Operating lease cost	$222	$206	$660	$661
Cash paid for amounts included in the measurement of lease liabilities	$213	$226	$638	$677

	March 31, 2026	June 30, 2025
	(In thousands)
Right-of-use asset	$2,958	$3,156
Lease liability	$2,999	$3,211
Weighted-average remaining lease term, in years	3.75	4.23
Weighted-average discount rate	1.55%	1.50%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of  March 31, 2026 are as follows:

(Dollars in
March 31, 2026	thousands)
2027	$224
2028	888
2029	785
2030	733
2031	353
Thereafter	104
Total future minimum lease payments	3,087
Less: imputed interest	(88)
Total	$2,999
7.	Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp in September 2023, which was accounted for under FASB ASC 805, Business Combinations. As of  March 31, 2026, the carrying amount of goodwill was $20.4 million and the carrying amount of the core deposit intangibles, net of accumulated amortization, was $5.4 million. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

The changes in the carrying amount of goodwill and core deposit intangibles for the nine months ended March 31, 2026 and 2025 are summarized as follows:

	Nine Months Ended March 31,
	2026	2025
	(In thousands)
Balance at beginning of period	$26,708	$28,141
Amortization expense	(898)	(1,102)
Balance at end of period	$25,810	$27,039

Goodwill and intangible assets at  March 31, 2026 and  June 30, 2025:

	March 31, 2026	June 30, 2025
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangibles, net of amortization	5,393	6,291
Goodwill and intangible assets	$25,810	$26,708

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  March 31, 2026, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2027	$270
2028	951
2029	774
2030	657
2031	650
Thereafter	2,091
Total	$5,393

8.	Deposits

Deposits at  March 31, 2026 and  June 30, 2025 consisted of the following:

	March 31, 2026	June 30, 2025
	(In thousands)
Demand accounts:
Interest-bearing	$372,800	$319,829
Noninterest-bearing	111,260	114,107
Total demand accounts	484,060	433,936
Savings and club	127,768	143,881
Certificates of deposit	282,512	268,205
Total	$894,340	$846,022

As of  March 31, 2026 and  June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $164.6 million and $145.3 million, respectively. Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at  March 31, 2026 and  June 30, 2025 amounted to approximately $72.1 million and $58.9 million, respectively. Uninsured deposits totaling $26.5 million and $31.8 million at  March 31, 2026 and  June 30, 2025, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

At  March 31, 2026, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending March 31, 2027	$258,598
Year ending March 31, 2028	20,300
Year ending March 31, 2029	2,315
Year ending March 31, 2030	673
Year ending March 31, 2031	626
Total	$282,512

9.	Borrowings

The Company can borrow overnight funds from the Federal Home Loan Bank (the "FHLB") under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings. At  March 31, 2026 and  June 30, 2025, the Company's maximum borrowing capacity at the FHLB was $100.0 million.

At  March 31, 2026, the Company had advances of $35.0 million and $15.0 million outstanding with the Federal Home Loan Bank of New York at fixed rates of 3.67% and 3.84%, respectively, maturing on September 8, 2027 and May 18, 2026, respectively. At  June 30, 2025, the Company had a $30.0 million advance at a fixed rate of 4.42%, which matured on July 7, 2025.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  March 31, 2026 and  June 30, 2025, the Company's Board of Directors had authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (the “FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing. The Company had no outstanding borrowings from the FRB-NY at  March 31, 2026 or  June 30, 2025.

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

At  March 31, 2026, total unfunded loan-related commitments, including lines of credit, amounted to $72.5 million, comprised of $43.0 million for unused equity lines of credit and $29.5 million to originate loans, expiring within three months.

At  June 30, 2025, total unfunded loan-related commitments, including lines of credit, amounted to $79.0 million, comprised of $38.0 million for unused equity lines of credit and $41.0 million to originate loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the Consolidated Statements of Financial Condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the Consolidated Statements of Income. The Company recorded $14,000 and $40,000 of expense for the nine months ended March 31, 2026 and 2025, respectively. The balance for unfunded commitments was $58,000 at  March 31, 2026 and $42,000 at  June 30, 2025.

11.	Stock-Based Compensation

The Company has several compensation and benefit arrangements involving shares of the Company’s stock. Stock-based compensation expense involves the following components for the three and nine month periods ended  March 31, 2026, and 2025:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(In thousands, except for share data)
Fair value of 9,508 and 28,524 shares earned by ESOP participants	$161	114	444	316
Stock options	191	134	544	151
Restricted stock awards	203	140	569	157
Total stock-based compensation expense	$555	$388	$1,557	$624

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of  March 31, 2026, there were 183,959 shares available for future grants.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Stock Options

On November 21, 2024, the stockholders of the Company approved the grant of 237,695 stock options to non-employee directors. On January 29, 2025 and February 5, 2025, the Company granted 465,889 and 57,009, respectively, of stock options to certain officers and employees of the Company. On December 17, 2025, the Company granted 58,805 shares to certain senior and executive officers. The stock option grants have a contractual term of 10 years. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

The following table sets forth information regarding options granted December 17, 2025:

Date of grant	December 17, 2025
Options granted	58,805
Exercise Price	$16.55
Vesting period (years)	5.00
Expiration date	December 17, 2035
Expected Volatility(1)	28.70%
Expected term (years)(2)	6.50
Expected dividend yield(3)	1.44%
Forfeiture rate	0.00%
Risk free rate of return(4)	3.91%
Fair value per option	$5.18

The following table represents stock option activities for the nine months ended March 31, 2026 and 2025, respectively:

	Nine Months Ended March 31, 2026
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
				(In thousands)
Balance at beginning of period	760,593	$12.03	—	$—
Granted	58,805	16.55	—	—
Exercised	(23,770)	12.50	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	795,628	$12.35	8.85	$3,602

Exercisable at end of period	128,349	$11.95	8.77	$633

Nine Months Ended March 31, 2025
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
(In thousands)
Balance at beginning of period	—	$—	—	$—
Granted	760,593	12.03	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	760,593	$12.03	9.77	$212

Exercisable at end of period	—	$—	—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The following table represents information regarding restricted stock award activities for the nine months ended March 31, 2026, and 2025, respectively:

	Nine Months Ended		Nine Months Ended
	March 31, 2026		March 31, 2025
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value
	of Shares	Per Share	of Shares	Per Share
Balance at beginning of period-non-vested	304,231	$12.03	—	$—
Granted	23,522	16.55	304,231	12.03
Vested	(56,290)	12.01	—	—
Forfeited or expired	—	—	—	—
Balance at end of period-non-vested	271,463	$12.43	304,231	$12.03

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of  March 31, 2026:

		Weighted
		Average
		Period
	Amount	(years)
	(In thousands)
Stock options	$2,958	3.88
Restricted stock awards	3,141	3.89
Total	$6,099

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12.	Regulatory Capital

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

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of  March 31, 2026, the Bank met all capital adequacy requirements to which it is subject. As of  March 31, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

			To be Well
			Capitalized
			under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
March 31, 2026:
Tier 1 capital (to average total assets)	$156,518	14.26%	$98,759	9.00%
June 30, 2025:
Tier 1 capital (to average total assets)	$162,261	15.51%	$94,167	9.00%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13.	Fair Value Measurements and Disclosures

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

For financial assets measured at fair value on a recurring basis as of  March 31, 2026 and  June 30, 2025, the fair value measurements by level within the fair value hierarchy used are as follows:

	March 31, 2026
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	24	—	—	24
Total	$24	$—	$—	$24

	June 30, 2025
Description	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)
Equity securities	37	—	—	37
Total	$37	$—	$—	$37

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

There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2026 and 2025.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

There were no financial assets measured at fair value on a nonrecurring basis at  March 31, 2026 and  June 30, 2025.

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

Carrying amounts and estimated fair value measurements by level within the fair value hierarchy of the Company's financial instruments used at  March 31, 2026 and  June 30, 2025 were as follows:

	March 31, 2026
	Carrying	Fair
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$63,681	$63,681	$63,681	$—	$—
Securities held-to-maturity, at amortized cost	134,781	117,187	—	117,187	—
Restricted equity securities, at cost	3,508	3,508	—	3,508	—
Loans receivable, net	859,053	844,363	—	—	844,363
Accrued interest receivable	3,462	3,462	—	3,462	—
Financial Liabilities:
Deposits	894,340	801,180	519,780	281,400	—
Borrowings	50,000	50,000	50,000	—	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2025
	Carrying	Fair
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,779	$57,779	$57,779	$—	$—
Securities held-to-maturity, at amortized cost	141,845	120,195	—	120,195	—
Restricted equity securities, at cost	2,608	2,608	—	2,608	—
Loans receivable, net	797,166	770,473	—	—	770,473
Accrued interest receivable	3,072	3,072	—	3,072	—
Financial Liabilities:
Deposits	846,022	764,094	—	764,094	—
Borrowings	30,000	30,000	30,000	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of March 31, 2026 and the results of operations for the three and nine months ended March 31, 2026 and 2025 should be read in conjunction with the Consolidated audited Financial Statements, including notes thereto, and the other information therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission, and in conjunction with the Consolidated Statements of Financial Condition as of March 31, 2026, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025. The Consolidated Statement of Financial Condition as of June 30, 2025 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2025. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

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

Management believes our most critical accounting policies, which involve the most complex or subjective decisions or assessments, are the determination of the allowance for credit losses, the assessment of the impairment of goodwill and intangible assets and the valuation of our deferred tax asset.

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

During the year ended June 30, 2025, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit’s fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2025. As of March 31, 2026, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at March 31, 2026 and June 30, 2025

Total Assets. Total assets increased $59.0 million, or 5.4%, to $1.14 billion at March 31, 2026 from $1.08 billion at June 30, 2025. The increase was driven by new loan originations, resulting in a net increase of $61.9 million in loans receivable, as well as an increase in cash and cash equivalents of $5.9 million primarily due to an increase in deposits and borrowings, partially offset by a decrease of $7.0 million in securities held-to-maturity.

Cash and Cash Equivalents. Cash and cash equivalents increased $5.9 million, or 10.2%, to $63.7 million at March 31, 2026 from $57.8 million at June 30, 2025 due to an increase in deposits and borrowings from the Federal Home Loan Bank of New York.

Securities. Securities held-to-maturity decreased $7.0 million, or 5.0%, to $134.8 million at March 31, 2026 from $141.8 million at June 30, 2025. The decrease was primarily due to principal repayments and maturities, partially offset by the purchase of a $6.0 million subordinated note issued by another financial institution.

Loans. Loans receivable, net, increased $61.9 million, or 7.8%, to $859.1 million at March 31, 2026 from $797.2 million at June 30, 2025, driven by commercial loan growth of $33.9 million, residential mortgage loan growth of $27.0 million and consumer loan growth of $1.0 million as a result of strong market demand.

Bank Owned Life Insurance. Bank owned life insurance increased $1.5 million, or 4.1%, to $38.1 million at March 31, 2026 from $36.6 million at June 30, 2025 due to an increase in the cash surrender value of the underlying assets.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the acquisition of Regal Bancorp in September 2023 totaled $25.8 million at March 31, 2026 compared to $26.7 million at June 30, 2025. The decrease was due to the amortization of the core deposit intangible asset.

Total Liabilities. Total liabilities increased $68.4 million, or 7.7%, to $959.0 million at March 31, 2026 from $890.6 million at June 30, 2025. The increase was primarily due to a $48.3 million increase in deposits and a $20.0 million increase in borrowings from the Federal Home Loan Bank of New York.

Deposits. Deposits increased $48.3 million, or 5.7%, to $894.3 million at March 31, 2026 from $846.0 million at June 30, 2025. Increases in interest-bearing deposit accounts were driven by the Bank having raised rates on certain interest-bearing deposit accounts in an effort to remain competitive in the market area, resulting in increases in the balances of demand deposits and certificates of deposit, while the balance of savings and club accounts decreased. At March 31, 2026, $111.3 million, or 12.4%, of total deposits consisted of noninterest-bearing deposits. At March 31, 2026, $164.6 million, or 18.4%, of total deposits were uninsured.

Borrowings. During the nine months ended March 31, 2026, the Company borrowed an additional $20.0 million from the Federal Home Loan Bank of New York to provide additional liquidity to fund new loans. At March 31, 2026 and 2025, the Company had $50.0 million and $30.0 million in outstanding borrowings, respectively.

Total Equity. Total equity decreased $9.3 million, or 4.8%, to $184.5 million at March 31, 2026 from $193.8 million at June 30, 2025. The decrease was primarily due to the repurchase of 761,229 shares of common stock at a cost of $12.3 million and cash dividends of $0.15 per share at a cost of $1.2 million, partially offset by net earnings of $2.4 million.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. At March 31, 2026, residential mortgage loans comprised 52.7% of our total loan portfolio and commercial loans comprised 45.7%, which consisted largely of multi-family loans.

In the future, we intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	March 31, 2026		June 30, 2025
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$52,240	6.06%	$55,127	6.89%
Other commercial real estate loans	91,822	10.65%	72,542	9.07%
Multi-family loans	233,285	27.05%	219,934	27.48%
Commercial and industrial loans	16,418	1.90%	12,253	1.53%
Total commercial loans	393,765	45.66%	359,856	44.97%
Residential mortgage loans	454,463	52.70%	427,345	53.40%
Consumer and other loans	14,076	1.64%	13,038	1.63%
Total loans	862,304	100.00%	800,239	100.00%
Allowance for credit losses	(5,667)		(5,362)
Deferred loan costs, net	2,416		2,289
Loans receivable, net	$859,053		$797,166

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at March 31, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Amounts due in:
One year or less	$—	$1,195	$3,717	$1,929	$285	$8,677	$15,803
After one through five years	599	4,220	20,530	10,141	9,620	701	45,811
After five through 15 years	14,711	29,805	71,622	2,145	68,227	4,438	190,948
More than 15 years	36,930	56,602	137,416	2,203	376,331	260	609,742
Total	$52,240	$91,822	$233,285	$16,418	$454,463	$14,076	$862,304

Fixed Versus Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at March 31, 2026 that are contractually due after March 31, 2027.

	Due After March 31, 2027
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$52,240	$52,240
Other commercial real estate loans	—	90,627	90,627
Multi-family loans	—	229,568	229,568
Commercial and industrial loans	—	14,489	14,489
Total commercial loans	$—	$386,924	$386,924
Residential mortgage loans	337,308	116,870	454,178
Consumer and other loans	2,964	2,435	5,399
Total loans	$340,272	$506,229	$846,501

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

	March 31, 2026
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$52,240	$52,240
Other commercial real estate	—	—	—	—	—	91,822	91,822
Multi-family	—	—	—	—	—	233,285	233,285
Commercial and industrial	—	—	—	—	—	16,418	16,418
Residential mortgage	1,149	733	112	—	1,994	452,469	454,463
Consumer and other	88	—	64	—	152	13,924	14,076
Total	$1,237	$733	$176	$—	$2,146	$860,158	$862,304

	June 30, 2025
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

The Bank had no loan modifications to borrowers experiencing financial difficulty as of March 31, 2026 or June 30, 2025.

Non-Performing Assets. The Bank had no non-performing assets as of March 31, 2026 and June 30, 2025.

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb the lifetime expected credit losses. Management, in determining the allowance for credit losses, considers historic losses and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K for the year ended June 30, 2025 and in this Form 10-Q. The allowance for credit losses as of March 31, 2026 and June 30, 2025 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

	March 31, 2026
		Percent of
		ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$519	9.16%	6.06%	0.06%
Other commercial real estate loans	189	3.34	10.65	0.02
Multi-family loans	1,618	28.55	27.05	0.19
Commercial and industrial loans	178	3.14	1.90	0.02
Residential mortgage loans	2,841	50.13	52.70	0.33
Consumer and other loans	322	5.68	1.64	0.04
Total allocated allowance	5,667	100.00%	100.00%	0.66%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the period	0.66%
Net (charge-offs) recoveries to average loans outstanding during the period	—

	June 30, 2025
		Percent of
		ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$675	12.59%	6.89%	0.08%
Other commercial real estate loans	179	3.34	9.07	0.02
Multi-family loans	1,830	34.13	27.48	0.23
Commercial and industrial loans	135	2.52	1.53	0.02
Residential mortgage loans	2,308	43.04	53.40	0.29
Consumer and other loans	235	4.38	1.63	0.03
Total allocated allowance	5,362	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the period	0.67%
Net (charge-offs) recoveries to average loans outstanding during the period	—

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

At March 31, 2026 and June 30, 2025, our investment portfolio consisted entirely of securities held-to-maturity, primarily of securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis and our residential mortgage-backed securities at March 31, 2026:

	March 31, 2026
	Held to Maturity
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(In thousands)
Due within one year	$5,200	$4,875	2.93%
Due after one year through five years	—	—	—
Due after five years through ten years	6,000	6,028	7.75%
Due after ten years	—	—	—
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	121,669	104,459	1.64%
Issued by GNMA	183	186	5.63%
CMO	1,729	1,639	2.50%
Total	$134,781	$117,187	1.98%

For additional information regarding our investment securities portfolio, see Note 3 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At March 31, 2026 and June 30, 2025, we held $28.9 million and $31.8 million, respectively, of accounts from a variety of local municipal relationships, which are protected under a New Jersey supplemental insurance program with collateralized assets. At March 31, 2026 and June 30, 2025, we had no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	March 31, 2026			June 30, 2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(In thousands)
Noninterest-bearing demand deposits	$111,260	12.44%	—%	$114,107	13.49%	—%
Interest-bearing demand deposits	372,800	41.68	2.10	319,829	37.80	1.88
Savings and club accounts	127,768	14.29	0.06	143,881	17.01	0.07
Time deposits	282,512	31.59	3.31	268,205	31.70	3.52
Total	$894,340	100.00%		$846,022	100.00%

As of March 31, 2026 and June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $164.6 million and $145.3 million, respectively. In addition, as of March 31, 2026 and June 30, 2025, the aggregate amount of all our uninsured certificates of deposit was $31.1 million and $24.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. Uninsured deposits totaling $26.5 million and $31.8 million at March 31, 2026, and June 30, 2025, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	March 31, 2026	June 30, 2025
	(In thousands)
Maturity Period:
Three months or less	$5,425	$8,473
Over three through six months	8,352	6,530
Over six through twelve months	16,087	7,479
Over twelve months	1,201	2,467
Total	$31,065	$24,949

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

General. Net income increased $349,000, or 65.0%, to $886,000 for the three months ended March 31, 2026 compared to net income of $537,000 for the three months ended March 31, 2025. Net income for the three months ended March 31, 2026 and 2025 included $142,000 and $575,000, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bancorp in September 2023.

Interest Income. Interest income increased $992,000, or 8.6%, to $12.5 million for the three months ended March 31, 2026 from $11.5 million for the three months ended March 31, 2025, due to a $21.5 million increase in the average balance of interest-earning assets and a 29 basis point increase in the yield. These increases resulted from a $1.0 million, or 9.9%, increase in interest income on loans and a $43,000, or 7.2%, increase in interest income on securities, partly offset by a $77,000, or 14.3%, decrease in interest income on interest-bearing deposits at other banks. The increase in interest income on loans was primarily due to a $70.0 million increase in the average balance of loans from $778.5 million for the three months ended March 31, 2025 to $848.5 million for the three months ended March 31, 2026. The increase in interest income on securities was due to a 23 basis point increase in the yield, partially offset by a $9.4 million decrease in the average balance. The decrease in interest income on interest-bearing deposits at other banks was due to a $39.0 million decrease in the average balance of deposits.

Interest Expense. Interest expense increased $363,000, or 8.4%, to $4.7 million for the three months ended March 31, 2026 from $4.3 million for the three months ended March 31, 2025, due to a $68.4 million increase in the average balance of interest-bearing liabilities. The increase in the average balance was primarily due to an increase of $61.0 million, or 20.0%, in the average balance of interest-bearing demand deposits and a $20.0 million, or 66.7%, increase in the average balance of borrowings for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, partially offset by a decrease of $23.2 million in the average balance of savings and club accounts. The increase in interest expense was offset by a one basis point decrease in the average cost of interest-bearing deposits, which was primarily due to a 40 basis point decrease in the average rate of certificates of deposit offset by 22 basis point increase in the average rate of interest-bearing demand deposits to 1.97% for the three months ended March 31, 2026 from 1.75% for the three months ended March 31, 2025, resulting from competitively priced rates.

Net Interest Income. Net interest income increased $629,000, or 8.8%, to $7.8 million for the three months ended March 31, 2026 from $7.2 million for the three months ended March 31, 2025. Net interest rate spread increased 30 basis points to 2.55% for the three months ended March 31, 2026 from 2.25% for the three months ended March 31, 2025. Net interest margin increased 18 basis points to 3.00% for the three months ended March 31, 2026 from 2.82% for the three months ended March 31, 2025. Net interest-earning assets decreased $46.9 million, or 18.1%, to $211.9 million for the three months ended March 31, 2026 from $258.8 million for the three months ended March 31, 2025. The increase in the Company’s net interest rate spread and net interest margin were primarily a result of an increase in the yield on interest-earning assets and the decrease in the cost of interest-bearing liabilities.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $59,000 and $101,000 for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$848,537	11,372	5.36%	$778,572	10,346	5.32%
Securities	140,205	643	1.83%	149,628	600	1.60%
Other	51,389	460	3.58%	90,478	537	2.37%
Total interest-earning assets	1,040,131	12,475	4.80%	1,018,678	11,483	4.51%
Noninterest-earning assets	90,133			47,157
Total assets	$1,130,264			$1,065,835
Interest-bearing liabilities:
Savings and club accounts	$128,529	19	0.06%	$151,684	23	0.06%
Interest-bearing demand accounts	365,857	1,798	1.97%	304,808	1,332	1.75%
Certificates of deposit	283,855	2,380	3.35%	273,339	2,561	3.75%
Total interest-bearing deposits	778,241	4,197	2.16%	729,831	3,916	2.15%
Federal Home Loan Bank advances	50,000	465	3.72%	30,000	383	5.11%
Total interest-bearing liabilities	828,241	4,662	2.25%	759,831	4,299	2.26%
Noninterest-bearing deposits	103,743			104,850
Other noninterest-bearing liabilities	4,329			11,715
Total liabilities	936,313			876,396
Equity	193,951			189,439
Total liabilities and equity	$1,130,264			$1,065,835
Net interest income		7,813			7,184
Net interest rate spread (1)			2.55%			2.25%
Net interest-earning assets (2)	$211,890			$258,847
Net interest margin (3)			3.00%			2.82%
Average interest-earning assets to interest-bearing liabilities	125.58%			134.07%

(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$930	$96	$1,026
Securities	(38)	81	43
Other	(232)	155	(77)
Total interest-earning assets	660	332	992
Interest-bearing liabilities:
Savings and club accounts	(4)	—	(4)
Interest-bearing accounts	267	199	466
Certificates of deposit	99	(280)	(181)
Federal Home Loan Bank advances	255	(173)	82
Total interest-bearing liabilities	617	(254)	363
Change in net interest income	$43	$586	$629

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

The Company recorded a provision for credit losses of $84,000 during the three months ended March 31, 2026 reflecting the loan growth during the period, compared to a provision for credit losses of $37,000 for the three months ended March 31, 2025. The Company had no charge-offs for the three months ended March 31, 2026 or 2025, respectively. The Company had no non-performing loans at March 31, 2026 or March 31, 2025. The Company’s allowance for credit losses as a percentage of total loans was 0.66% at March 31, 2026 compared to 0.65% at March 31, 2025.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(In thousands)
Service charges and fees on deposits	$218	$230	$(12)	(5.2)%
Increase in cash surrender value of bank-owned life insurance	263	259	4	1.5%
Fees and service charges on loans	35	35	—	—
Unrealized (loss) gain on equity securities	(9)	3	(12)	(400.0)%
Realized gain on sale of loans	12	—	12	—
Other	26	14	12	85.7%
Total noninterest income	$545	$541	$4	0.7%

Noninterest income increased $4,000, or 0.7%, to $545,000 for the three months ended March 31, 2026 from $541,000 for the three months ended March 31, 2025 primarily due to an increase in the cash surrender value of bank owned life insurance of $4,000 and an increase in the gain on sale of loans of $12,000, offset by a decrease in service charges and fees of $12,000.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(In thousands)
Salaries and employee benefits	$3,999	$3,681	$318	8.6%
Occupancy	590	557	33	5.9%
Furniture and equipment	325	346	(21)	(6.1)%
Data processing	516	552	(36)	(6.5)%
Advertising	119	97	22	22.7%
FDIC premiums	120	120	—	—
Directors fees	100	93	7	7.5%
Professional fees	421	467	(46)	(9.9)%
Insurance	115	133	(18)	(13.5)%
Telephone, postage and supplies	166	197	(31)	(15.7)%
Other	635	819	(184)	(22.5)%
Total noninterest expense	$7,106	$7,062	$44	0.6%

Noninterest expense increased $44,000, or 0.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a $318,000, or 8.6%, increase in salaries and employee benefits expense driven by annual merit increases and the recognition of employee stock-based compensation during the three months ended March 31, 2026 compared to a partial period of expense during the three months ended March 31, 2025, offset by decreases in professional fees of $46,000 and other expenses of $184,000, primarily driven by a decrease of $65,000 in the amortization expense of the core deposit intangible asset.

Income Tax Expense. The provision for income taxes was $282,000 for the three months ended March 31, 2026 compared to $89,000 for the three months ended March 31, 2025. The Company’s effective tax rate was 24.1% for the three months ended March 31, 2026 compared to 14.2% for the three months ended March 31, 2025. The higher effective rate was due to the non-deductibility of expenses related to incentive stock options.

Comparison of Operating Results for the Nine Months Ended March 31, 2026 and 2025

General. Net income decreased $512,000, or 17.5%, to $2.4 million for the nine months ended March 31, 2026 compared to net income of $2.9 million for the nine months ended March 31, 2025. Net income for the nine months ended March 31, 2026 and 2025 included $647,000 and $2.4 million, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bancorp in September 2023.

Interest Income. Interest income increased $2.2 million, or 6.5%, to $36.7 million for the nine months ended March 31, 2026 from $34.5 million for the nine months ended March 31, 2025 due to a $15.1 million increase in the average balance of interest-earning assets, and a 22 basis point increase in the yield. The increase resulted from a $2.5 million, or 8.0%, increase in interest income on loans, offset by a $181,000, or 11.5%, decrease in interest income on interest-bearing deposits at other banks and an $87,000, or 4.7%, decrease in interest income on securities. The increase in interest income on loans was due to a $64.1 million increase in the average balance of loans from $765.9 million for the nine months ended March 31, 2025 to $830.0 million for the nine months ended March 31, 2026. The decrease in interest income on securities was primarily due to a $12.8 million decrease in the average balance of securities resulting from maturities and repayments. The decrease in interest income on interest-bearing deposits at other banks was due to a $36.1 million decrease in the average balance, offset by a 141 basis point increase in the yield.

Interest Expense. Interest expense increased $1.0 million, or 8.4%, to $13.5 million for the nine months ended March 31, 2026 from $12.5 million for the nine months ended March 31, 2025, due to a $61.0 million increase in the average balance of interest-bearing liabilities. The increase in the average balance was due to an increase of $63.5 million, or 22.1%, in the average balance of interest-bearing demand deposits and a $20.3 million, or 91.3%, increase in the average balance of borrowings for the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, partially offset by a decrease of $23.7 million in the average balance of savings and club accounts. The increase in interest expense was offset by a 49 basis point decrease in the average rate of certificates of deposits offset by a 30 basis point increase in the average rate of interest-bearing demand deposits to 1.93% for the nine months ended March 31, 2026 from 1.63% for the nine months ended March 31, 2025 resulting from competitively priced rates.

Net Interest Income. Net interest income increased $1.2 million, or 5.4%, to $23.2 million for the nine months ended March 31, 2026 from $22.0 million for the nine months ended March 31, 2025. Net interest rate spread increased 22 basis points to 2.56% for the nine months ended March 31, 2026 from 2.34% for the nine months ended March 31, 2025. Net interest margin increased 11 basis points to 3.04% for the nine months ended March 31, 2026 from 2.93% for the nine months ended March 31, 2025. Net interest-earning assets decreased $45.9 million, or 17.5%, to $216.3 million for the nine months ended March 31, 2026 from $262.2 million for the nine months ended March 31, 2025. The increase in the Company’s net interest rate spread and net interest margin were primarily a result of an increase in the yield on interest-earning assets.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $226,000 and $168,000 for the nine months ended March 31, 2026 and 2025, respectively.

	Nine Months Ended March 31,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$830,039	33,563	5.39%	$765,989	31,069	5.41%
Securities	140,661	1,761	1.67%	153,419	1,848	1.61%
Other	47,518	1,397	3.92%	83,665	1,578	2.51%
Total interest-earning assets	1,018,218	36,721	4.81%	1,003,073	34,495	4.59%
Noninterest-earning assets	91,709			48,887
Total assets	$1,109,927			$1,051,960
Interest-bearing liabilities:
Savings and club accounts	$132,028	107	0.11%	$155,746	71	0.06%
Interest-bearing demand accounts	350,646	5,080	1.93%	287,152	3,500	1.63%
Certificates of deposit	276,765	7,085	3.41%	275,776	8,065	3.90%
Total interest-bearing deposits	759,439	12,272	2.15%	718,674	11,636	2.16%
Federal Home Loan Bank advances	42,481	1,248	3.92%	22,206	842	5.06%
Total interest-bearing liabilities	801,920	13,520	2.25%	740,880	12,478	2.25%
Noninterest-bearing deposits	106,225			104,975
Other noninterest-bearing liabilities	7,677			13,921
Total liabilities	915,822			859,776
Equity	194,105			192,184
Total liabilities and equity	$1,109,927			$1,051,960
Net interest income		23,201			22,017
Net interest rate spread (1)			2.56%			2.34%
Net interest-earning assets (2)	$216,298			$262,193
Net interest margin (3)			3.04%			2.93%
Average interest-earning assets to interest-bearing liabilities	126.97%			135.39%

(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Nine Months Ended March 31,
	2026 vs. 2025
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$2,598	$(104)	$2,494
Securities	(154)	67	(87)
Other	(682)	501	(181)
Total interest-earning assets	1,762	464	2,226
Interest-bearing liabilities:
Savings and club accounts	(11)	47	36
Interest-bearing accounts	774	806	1,580
Certificates of deposit	29	(1,009)	(980)
Federal Home Loan Bank advances	769	(363)	406
Total interest-bearing liabilities	1,561	(519)	1,042
Change in net interest income	$201	$983	$1,184

Provision for Credit Losses. The Company recorded a provision for credit losses of $305,000 during the nine months ended March 31, 2026 reflecting the loan growth during the period, compared to a recovery for credit losses of $105,000 for the nine months ended March 31, 2025, which reflected updates made to certain qualitative factors in the calculation of the Company’s allowance. The Company had no charge-offs for the nine months ended March 31, 2026 or 2025, respectively. The Company had no non-performing loans at March 31, 2026 or March 31, 2025. The Company’s allowance for credit losses as a percentage of total loans was 0.66% at March 31, 2026 compared to 0.65% at March 31, 2025.

Noninterest Income. Noninterest income was as follows:

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(In thousands)
Service charges and fees on deposits	$672	$782	$(110)	(14.1)%
Increase in cash surrender value of bank-owned life insurance	796	783	13	1.7%
Fees and service charges on loans	90	128	(38)	(29.7)%
Unrealized (loss) gain on equity securities	(13)	7	(20)	(285.7)%
Realized gain on sale of loans	29	51	(22)	(43.1)%
Other	117	214	(97)	(45.3)%
Total noninterest income	$1,691	$1,965	$(274)	(13.9)%

Noninterest income decreased $274,000, or 13.9%, to $1.7 million for the nine months ended March 31, 2026 from $2.0 million for the nine months ended March 31, 2025, primarily due to a decrease in service charges and fees of $110,000 and a decrease in other income of $97,000 during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025.

Noninterest Expense. Noninterest expense was as follows:

	Nine Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
	(In thousands)
Salaries and employee benefits	$11,776	$10,288	$1,488	14.5%
Occupancy	1,657	1,681	(24)	(1.4)%
Furniture and equipment	990	924	66	7.1%
Data processing	1,565	1,642	(77)	(4.7)%
Advertising	361	264	97	36.7%
FDIC premiums	360	360	—	—%
Directors fees	298	287	11	3.8%
Professional fees	1,366	1,423	(57)	(4.0)%
Insurance	366	451	(85)	(18.8)%
Telephone, postage and supplies	535	569	(34)	(6.0)%
Other	2,162	2,497	(335)	(13.4)%
Total noninterest expense	$21,436	$20,386	$1,050	5.2%

Noninterest expense increased $1.1 million, or 5.2%, to $21.4 million for the nine months ended March 31, 2026 from $20.3 million for the nine months ended March 31, 2025 predominantly due to a $1.5 million, or 14.5%, increase in salaries and employee benefits expense driven by the recognition of stock-based compensation during the nine months ended March 31, 2026 compared to a partial period of expense during the nine months ended March 31, 2025, as well annual merit increases in employee compensation. The increase in salaries and employee benefits was partially offset by decreases of $77,000 in data processing expenses, $85,000 in insurance expenses and $335,000 in other expenses, primarily driven by a decrease of $204,000 in the amortization expense of the core deposit intangible asset.

Income Tax Expense. The provision for income taxes was $738,000 for the nine months ended March 31, 2026, compared to $776,000 for the nine months ended March 31, 2025. The Company’s effective tax rate was 23.4% for the nine months ended March 31, 2026 compared to 21.0% for the nine months ended March 31, 2025.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	growing transaction deposit accounts;

•	emphasize higher-yielding, shorter-term commercial real estate loans;

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

The table below sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$139,950	$(72,559)	(34.14)%
+300	160,912	(51,597)	(24.28)%
+200	180,096	(32,414)	(15.25)%
+100	197,384	(15,126)	(7.12)%
—	212,509	—	—
-100	224,419	11,910	5.60%
-200	232,069	19,560	9.20%
-300	236,248	23,739	11.17%
-400	232,741	20,231	9.52%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 15.25% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.20% increase in EVE.

Change in Net Interest Income. The following table sets forth, at March 31, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At March 31, 2026
Change in Interest	Net Interest	Year 1	Net Interest	Year 2
Rates	Income Year 1	Change	Income Year 2	Change
(basis points)(1)	Forecast	From Level	Forecast	From Level
(In thousands)
+400	$28,852	$(4,664)	$32,779	$(2,555)
+300	30,301	(3,215)	34,036	(1,299)
+200	31,559	(1,956)	34,864	(471)
+100	32,630	(885)	35,285	(49)
—	33,515	—	35,334	—
-100	33,731	216	34,181	(1,153)
-200	33,641	125	32,474	(2,860)
-300	33,250	(266)	30,350	(4,985)
-400	32,055	(1,461)	27,157	(8,177)

The table above indicates that at March 31, 2026, we would have experienced a 6.19% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.37% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan and security repayments and maturity of securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 15%. At March 31, 2026, this ratio was 7.1%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of March 31, 2026.

We regularly adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At March 31, 2026, cash and cash equivalents totaled $63.7 million.

At March 31, 2026, we had $29.5 million in outstanding loan commitments and $43.0 million of unused lines of credit. Certificates of deposit due within one year of March 31, 2026 totaled $258.6 million, or 28.9% of total deposits. If these deposits do not remain with us, we will be required to seek other funding sources, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after March 31, 2027. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing securities. During the nine months ended March 31, 2026, we originated $102.5 million of loans and purchased an additional $26.7 million. During the nine months ended March 31, 2026, we purchased a $6.0 million fixed-to-floating rate subordinated note from another financial institution classified as a security held-to-maturity.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $48.3 million, or 5.7%, to $894.3 million at March 31, 2026 from $846.0 million at June 30, 2025 due primarily to increases in interest-bearing deposit accounts resulting from the Bank having raised rates on certain interest-bearing deposit accounts in an effort to remain competitive in the market area, offset in part by decreases in non-maturity savings accounts.

We had outstanding borrowings of $50.0 million as of March 31, 2026 and $30.0 million as of June 30, 2025.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2026, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f)) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended March 31, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended March 31, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Program	Program
	(1)	per Share	(1)	(1)
January 1 - January 31, 2026	78,701	$16.41	78,701	355,536
February 1 - February 28, 2026	118,409	17.21	118,409	237,127
March 1 - March 31, 2026	98,417	16.71	98,417	138,710
Three months ended March 31, 2026	295,527		295,527

(1)

On July 8, 2025, the Company’s Board of Directors approved the repurchase of 886,137 shares, or approximately 10.0% of the Company’s common stock outstanding. The stock repurchase plan has a one-year expiration term. The Board of Directors has the right to suspend or discontinue the plan at any time.

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended  March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023)
3.2	Amended and Restated Bylaws of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SR Bancorp, Inc.

Date: May 15, 2026	By:	/s/ Christopher J. Pribula
Christopher J. Pribula
President and Chief Executive Officer

Date: May 15, 2026	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Senior Vice President and
Chief Financial Officer