Form 10-K
period 2026-06-30
SR Bancorp, Inc.
filed 2026-09-25
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on $15.74, the closing price of the shares of common stock on the end of the most recently completed second fiscal quarter was $120,314,956.

The number of shares of Registrant’s Common Stock outstanding as of September 21, 2026 was 7,931,396.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

Auditor Firm Id:	23	Auditor Name:	Baker Tilly US, LLP	Auditor Location:	Iselin, NJ, USA

iii

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

At June 30, 2026, SR Bancorp had total assets of $1.19 billion, deposits of $926.4 million and total stockholders' equity of $181.8 million.

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

Somerset Regal Bank. Somerset Regal Bank was formed through the combination on September 19, 2023 of Somerset Bank and Regal Bank, two New Jersey chartered institutions. The Bank operates from 14 branches in Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in northern and central New Jersey. The Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market.

Completed Stock Offering

On September 19, 2023, Somerset Savings Bank, SLA converted from the mutual to stock form of organization. In connection therewith, SR Bancorp sold 9,055,172 shares of its common stock at a $10.00 per share, which included 760,634 shares sold to Somerset Regal Bank’s Employee Stock Ownership Plan. Additionally, the Company contributed 452,758 shares and $905,517 in cash to the Somerset Regal Charitable Foundation, Inc., a charitable foundation formed in connection with the conversion. Upon the completion of the conversion and offering, 9,507,930 shares of SR Bancorp common stock were outstanding.

Merger with Regal Bancorp, Inc. and Regal Bank

On September 19, 2023, SR Bancorp acquired Regal Bancorp, Inc. Immediately following that acquisition, Regal Bank, the wholly-owned subsidiary of Regal Bancorp, was merged with and into Somerset Savings Bank, which was renamed Somerset Regal Bank (collectively, the “Merger”). In connection with the Merger, Regal Bancorp’s shareholders received $23.00 in cash for each share of Regal Bancorp common stock they owned. The aggregate cost of the Merger was approximately $69.5 million. The acquisition of Regal Bancorp and Regal Bank expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. The Merger provided Somerset Savings Bank with greater commercial lending expertise and access to commercial loan customers and provided Regal Bank with greater residential lending expertise and access to residential loan customers.

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

The market areas served by Somerset Regal Bank’s branches are a mix of urban and suburban markets. Essex County is the most populous county with a total population of 896,000, while Hunterdon County is the least populous county with a total population of 132,000.

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

A comparison of household income distribution measures provides another indication of the relative affluence of Hunterdon, Morris and Somerset Counties, which maintain significantly higher percentages of households with incomes above $100,000 compared to the U.S. and New Jersey. None of the primary market area counties maintained a lower percentage of households with incomes above $100,000 than the U.S, while Essex, Middlesex and Union Counties maintained a lower percentage of households with incomes above $100,000 compared to New Jersey.

At June 30, 2026, Somerset Regal Bank maintained its largest balance of deposits in Somerset County, where it maintains its headquarters and maintains its largest branch presence. Based on June 30, 2026 deposit data reported by the Federal Deposit Insurance Corporation, Somerset Regal Bank’s $305.5 million of deposits provided for a 3.61% market share of bank and thrift deposits in Somerset County, which was the eighth largest market share out of 25 financial institutions in the market.

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

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. Prior to the Merger in 2023, Somerset Savings Bank had a significant portion of its loan portfolio concentrated in residential loans, including one- to four-family residential loans. Our merger with Regal Bank greatly expanded our commercial loan portfolio and commercial lending capabilities. At June 30, 2026, residential mortgage loans comprised 52.6% of our total loan portfolio and commercial loans comprised 45.7%, which largely consisted of multi-family loans.

We intend to continue to concentrate on ways to compete for a greater share of commercial loan originations in our primary market area.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At June 30,
	2026		2025
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Owner occupied commercial real estate loans	$48,903	5.41%	$55,127	6.89%
Other commercial real estate loans	92,663	10.24%	72,542	9.07%
Multi-family loans	252,924	27.96%	219,934	27.48%
Commercial and industrial loans	18,797	2.08%	12,253	1.53%
Total commercial loans	413,287	45.69%	359,856	44.97%
Residential mortgage loans	475,870	52.61%	427,345	53.40%
Consumer and other loans	15,331	1.69%	13,038	1.63%
Total loans	904,488	100.00%	800,239	100.00%
Allowance for credit losses	(5,938)		(5,362)
Net deferred loan origination fees	2,641		2,289
Loans, net	$901,191		$797,166

Contractual Maturities. The following table sets forth the contractual maturities of our total loan portfolio at June 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Amounts due in:
One year or less	$—	$1,170	$2,573	$1,946	$207	$9,149	$15,045
After one through five years	557	4,148	20,084	12,778	11,693	798	50,058
After five through 15 years	13,469	28,507	70,944	1,885	66,647	4,389	185,841
More than 15 years	34,877	58,838	159,323	2,188	397,323	995	653,544
Total	$48,903	$92,663	$252,924	$18,797	$475,870	$15,331	$904,488

Fixed Versus Adjustable-Rate Loans. The following table sets forth our fixed and adjustable-rate loans at June 30, 2026 that are contractually due after June 30, 2027.

	Due After June 30, 2027
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$48,903	$48,903
Other commercial real estate loans	—	91,493	91,493
Multi-family loans	—	250,351	250,351
Commercial and industrial loans	—	16,851	16,851
Total commercial loans	$—	$407,598	$407,598
Residential mortgage loans	348,350	127,313	475,663
Consumer and other loans	3,771	2,411	6,182
Total loans	$352,121	$537,322	$889,443

One- to Four-Family Residential Mortgage Loans. At June 30, 2026, one- to four-family residential real estate loans totaled $475.9 million, which represented 52.6% of our loan portfolio. We offer fixed- and adjustable-rate residential mortgage loans with terms of up to 30 years. We offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of three, five or six years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index. The maximum amount by which the interest rate may be increased or decreased is generally 2.0% per adjustment period and the lifetime interest rate cap is generally 6.0% over the initial interest rate of the loan.

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

Multi-Family and Commercial Real Estate Loans. At June 30, 2026, multi-family real estate loans totaled $252.9 million, which represented 28.0% of our total loan portfolio. Our multi-family real estate loans are generally secured by properties consisting of five or more rental units within our market area. We originate multi-family real estate loans with adjustable interest rates with maturities and amortization periods generally of up to 30 years. Interest rates on our multi-family real estate loans are generally indexed to the five-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. Adjustment periods are generally every five years. At June 30, 2026, our largest multi-family real estate loan totaled $8.2 million and was secured by a non-owner-occupied multi-family apartment building located in our primary market area. At June 30, 2026, this loan was performing in accordance with its original terms.

At June 30, 2026, we had $141.6 million in commercial real estate loans, representing 15.7% of our loan portfolio, consisting of $48.9 million secured by owner occupied real estate and $92.7 million secured by other commercial real estate. Our commercial real estate loans are secured primarily by office buildings, industrial facilities, retail facilities and other commercial properties, substantially all of which are located in our primary market area. A significant portion of our non-owner-occupied commercial real estate loans are comprised of mixed-use multi-family properties.

We generally originate commercial real estate loans with maximum maturities and amortizations of up to 30 years and loan-to-value ratios of up to 75% of the appraised value of the collateral property on purchases and up to 70% of the appraised value of the collateral property on refinances. Our commercial real estate loans are offered with adjustable interest rates, which generally adjust every five years with the interest rate indexed to the five-year United States Treasury Note rate, plus a margin, subject to an interest rate floor. All of our commercial real estate loans are subject to our underwriting procedures and guidelines, including requiring borrowers to generally establish a deposit relationship with us typically in the form of an operating account and/or tenant security accounts. At June 30, 2026, our largest commercial real estate loan had an outstanding balance of $8.3 million and was secured by a non-owner-occupied commercial building located in our primary market area. At June 30, 2026, this loan was performing according to its original terms.

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

Commercial and Industrial Loans. At June 30, 2026, we had $18.8 million of commercial and industrial ("C&I") loans outstanding, representing 2.1% of the total loan portfolio. Typically, we originate C&I loans and lines of credit to small- and medium-sized companies in our market area. Our C&I loans, a subset of which are originated under the Small Business Administration (“SBA”) program, are generally used for working capital purposes or for acquiring real estate, equipment, inventory or furniture. Our C&I loan portfolio consists of a mix of secured and unsecured loans. Generally, loans secured by real estate collateral in the first lien position can have a loan-to-value ratio of up to 75%, while secured loans underwritten through the SBA program can have a loan-to-value ratio of up to 90%. When originating C&I loans, we require a debt service coverage ratio of at least 1.25x and we review and consider the financial statements of the borrower, our lending history with the borrower, the borrower’s debt service capabilities, the projected cash flows of the business, and the value of collateral, accounts receivable, inventory, and equipment.  Personal guarantees are obtained from all C&I borrowers. We generally seek to establish the primary deposit account relationship of our C&I business borrowers to maintain their principal deposit accounts with us, which improves our overall interest rate spread and profitability. Our intent is to increase this type of lending as a percentage of our loan portfolio in the future.

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

At June 30, 2026, our largest C&I loan was $9.1 million drawn on a line of credit with a further available draw of $2.2 million, and was secured by an owner occupied commercial building. At June 30, 2026, this loan was performing in accordance with its contractual terms.

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

Loan Originations, Sales, Purchases and Participations. Loan originations come from a number of sources. The primary source of loan originations are existing customers, broker referrals, walk-in traffic, purchases from correspondent banks, advertising and referrals from customers. At June 30, 2026, we had loan participations of $3.5 million. As a supplement to our in-house loan originations of one- to four-family residential real estate loans, Somerset Regal Bank enters into agreements with unaffiliated mortgage brokers as a source for additional residential real estate loans. We currently work with eight different mortgage brokers in our market area, none of which we have an ownership interest in or share any common employees or directors. These mortgage brokers fund the one- to four-family residential real estate loans and then sell them on a loan-by-loan basis to the Bank following a re-underwriting of the loan in accordance with our own underwriting criteria. We use the same parameters in evaluating these loans as we do for our in-house loan originations of one- to four-family residential real estate loans. For each purchased loan, we generally pay the mortgage banker a fixed fee based on the loan balance. For the years ended June 30, 2026 and June 30, 2025, we purchased $40.5 million and $41.2 million, respectively, of loans from these mortgage brokers for our portfolio. As part of purchasing the loans, we acquire the servicing rights to the loans. The purchased loans are acquired from these mortgage brokers without recourse or any right to require the mortgage broker to repurchase the loans. The fixed fee we pay to acquire the loan and servicing rights are amortized over the contractual life of the loan.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by our Board of Directors and management. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s position and experience. The management loan committee overseeing commercial loans, comprised of SR Bancorp Inc.'s Chairman, Somerset Regal Bank’s Chairman, President and Chief Executive Officer and Senior Commercial Lending Officer, approves commercial loans up to certain dollar amounts based on the loan type. Loans in excess of such amounts must be approved by the Board of Directors. The management loan committee overseeing residential loans, comprised of Somerset Regal Bank’s Chairman, President and Chief Executive Officer, Chief Operating Officer, Loan Originations Manager and Underwriting Specialist, approves residential loans up to $1.5 million. Loans in excess of such amount must be approved by the Board of Directors.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At June 30, 2026, our regulatory limit on loans to one borrower was $23.9 million. Our loan policy has a $15.0 million loan to one borrower limit and $20.0 million loan to related borrowers limit. At June 30, 2026, our largest lending relationship was comprised of six loans with an aggregate total of $13.2 million to related borrowers. The loans consisted of three non-owner-occupied mixed-use buildings and three multi-family buildings. These loans were performing in accordance with their terms at June 30, 2026.

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

	June 30, 2026
			90 Days
			or More
			Past Due
			and Still
	30-59 Days	60-89 Days	Accruing	Non-	Total	Total
	Past Due	Past Due	Past Due	Accrual	Past Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$48,903	$48,903
Other commercial real estate	—	—	—	—	—	92,663	92,663
Multi-family	—	—	—	—	—	252,924	252,924
Commercial and industrial	—	—	—	—	—	18,797	18,797
Residential mortgage	1,525	629	—	—	2,154	473,716	475,870
Consumer and other	47	—	—	—	47	15,284	15,331
Total	$1,572	$629	$—	$—	$2,201	$902,287	$904,488

	June 30, 2025
			90 Days
			or More
			Past Due
			and Still
	30-59 Days	60-89 Days	Accruing	Non-	Total	Total
	Past Due	Past Due	Past Due	Accrual	Past Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

Non-Performing Assets. The Bank had no non-performing assets as of June 30, 2026 or 2025. The Bank had no loans with borrowers experiencing financial difficulty which were modified as of June 30, 2026 and June 30, 2025.

Our classified and special mention loans at the dates indicated were as follows:

	June 30, 2026
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$48,903	$—	$—	$—	$48,903
Other commercial real estate	92,663	—	—	—	92,663
Multi-family	252,924	—	—	—	252,924
Commercial and industrial	18,797	—	—	—	18,797
Residential mortgage	475,870	—	—	—	475,870
Consumer and other	15,331	—	—	—	15,331
Total	$904,488	$—	$—	$—	$904,488

	June 30, 2025
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$55,127	$—	$—	$—	$55,127
Other commercial real estate	72,542	—	—	—	72,542
Multi-family	219,934	—	—	—	219,934
Commercial and industrial	12,253	—	—	—	12,253
Residential mortgage	427,345	—	—	—	427,345
Consumer and other	13,038	—	—	—	13,038
Total	$800,239	$—	$—	$—	$800,239

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When property is acquired, it is recorded at the lower of cost or estimated fair market value at the date of foreclosure, establishing a new cost basis. Estimated fair value generally represents the sale price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions, less the estimated costs to sell the property. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At June 30, 2026 and June 30, 2025, we had no real estate owned.

Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention. As of June 30, 2026, we had no assets designated as special mention.

The allowance for credit losses is the amount estimated by management as adequate to absorb the lifetime expected credit losses in the loan portfolio at the balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances are subject to review by the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance, which can require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations. At June 30, 2026 and June 30, 2025, we had no loans classified as substandard and no assets classified as doubtful or loss.

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb current expected credit losses. Management, in determining the allowance for credit losses, considers the losses in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses.” The allowance for credit losses as of June 30, 2026 was maintained at a level that represents management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels adequate to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

In addition, as an integral part of their examination process, the Federal Deposit Insurance Corporation and the New Jersey Department of Banking and Insurance have authority to periodically review our allowance for credit losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

The following table sets forth activity in our allowance for credit losses for the years indicated.

	Year Ended June 30, 2026
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	1
Provisions (credits)	(194)	7	(91)	70	667	116	575
Ending balance	$481	$186	$1,739	$206	$2,975	$351	$5,938

	Year Ended June 30, 2025
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$1,331	$502	$1,998	$146	$1,175	$77	$5,229
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(656)	(323)	(168)	(11)	1,133	158	133
Ending balance	$675	$179	$1,830	$135	$2,308	$235	$5,362

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

	June 30, 2026
		Percent
		of ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$481	8.10%	5.41%	0.05%
Other commercial real estate loans	186	3.13	10.24	0.02
Multi-family loans	1,739	29.29	27.96	0.19
Commercial and industrial loans	206	3.47	2.08	0.02
Residential mortgage loans	2,975	50.10	52.61	0.33
Consumer and other loans	351	5.91	1.69	0.04
Total allocated allowance	5,938	100.00%	100.00%	0.65%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.65%
Non-performing loans to total loans outstanding at the end of the year	—
Net (charge-offs)/recoveries to average loans outstanding during the year	—

	June 30, 2025
		Percent
		of ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$675	12.59%	6.89%	0.08%
Other commercial real estate loans	179	3.34	9.07	0.02
Multi-family loans	1,830	34.13	27.48	0.23
Commercial and industrial loans	135	2.52	1.53	0.02
Residential mortgage loans	2,308	43.04	53.40	0.29
Consumer and other loans	235	4.38	1.63	0.03
Total allocated allowance	5,362	100.00%	100.00%	0.67%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the year	0.67%
Non-performing loans to total loans outstanding at the end of the year	—
Net (charge-offs)/recoveries to average loans outstanding during the year	—

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

Our investment objectives are to provide and maintain liquidity, to establish an acceptable level of interest rate and credit risk, to provide an alternate source of low-risk investments when demand for loans is weak and to achieve a yield consistent with credit and interest rate risk parameters included in Somerset Regal Bank’s policies. Our Board of Directors has the overall responsibility for the investment portfolio, including approval of our investment policy, which is reviewed and approved at least annually. The Investment Committee, consisting of the Bank's Chairman, President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, is responsible for implementation of the investment policy, and monitoring our investment performance. Our Board of Directors reviews the status of our investment portfolio on a quarterly basis.

At June 30, 2026, our investment portfolio consisted solely of securities held-to-maturity, including securities and obligations issued by U.S. government-sponsored enterprises totaling $118.3 million, subordinated debentures issued by financial institutions in the Mid-Atlantic region totaling $11.0 million and collateralized mortgage obligations totaling $1.6 million. At June 30, 2026, we also owned $4.2 million of restricted equity securities, of which $4.1 million consisted of Federal Home Loan Bank of New York stock. As a member of the Federal Home Loan Bank of New York, we are required to purchase stock in the Federal Home Loan Bank of New York, which is carried at cost.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis at June 30, 2026:

	June 30, 2026
	Held-to-Maturity
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(In thousands)
Due within one year	$—	$—	—%
Due after one year through five years	200	200	4.43%
Due after five years through ten years	11,000	10,839	5.53%
Due after ten years
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	118,136	100,820	1.64%
Issued by GNMA	176	178	5.62%
CMO	1,642	1,553	2.50%
Total	$131,154	$113,590	1.99%

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At June 30, 2026, we also held $29.1 million of accounts from a variety of local municipal relationships. We have no brokered deposits.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	At June 30,
	2026			2025
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Non-interest-bearing demand deposits	$128,155	13.83%	—%	$114,107	13.49%	—%
Interest-bearing deposits	389,869	42.09	1.60	319,829	37.80	1.88
Savings and club accounts	128,689	13.89	0.07	143,881	17.01	0.07
Time deposits	279,708	30.19	3.35	268,205	31.70	3.52
Total	$926,421	100.00%		$846,022	100.00%

As of June 30, 2026 and June 30, 2025, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance), was $191.6 million and $145.3 million, respectively. In addition, as of June 30, 2026 and 2025, the aggregate amount of all our uninsured certificates of deposit was $30.4 million and $24.9 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. The following table sets forth the maturity of the uninsured certificates of deposit as of June 30, 2026.

	At June 30,
	2026	2025
	(In thousands)
Maturity Period:
Three months or less	$7,477	$8,473
Over three through six months	7,409	6,530
Over six through twelve months	12,795	7,479
Over twelve months	2,680	2,467
Total	$30,361	$24,949

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

At June 30, 2026, the Company had $65.0 million of borrowings with the Federal Home Loan Bank of New York. At June 30, 2025, the Company had $30.0 million of outstanding borrowings. At June 30, 2026, we had access to Federal Home Loan Bank advances of up to $135.0 million based on our unused qualifying collateral available to support such advances.

We also have the ability to borrow from the Federal Reserve Bank of New York to supplement our investable funds. All borrowings are secured by pledges of qualifying loans and investment securities and are generally on overnight terms with interest rates quoted at the time of the borrowing. At June 30, 2026 and 2025, we had no outstanding borrowings with the Federal Reserve Bank of New York.

Human Capital Resources

Employees

As of June 30, 2026, we had 115 full-time employees and one part-time employee. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Bank Regulation

As a New Jersey chartered commercial bank with federally insured deposits, Somerset Regal Bank is subject to comprehensive regulation by the NJDBI, as its chartering authority, and by the FDIC, as its primary federal regulator and deposit insurer. New Jersey chartered commercial banks are required to file reports with, and are periodically examined by, the FDIC and the NJDBI concerning their activities and financial condition and must obtain regulatory approvals before entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.

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

Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital generally includes certain non cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Somerset Regal Bank exercised the AOCI opt-out-election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At June 30, 2026, Somerset Regal Bank exceeded each of its capital requirements.

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

An institution is considered “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater, and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is considered “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater, and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is considered “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0%, or a common equity Tier 1 capital ratio of less than 4.5%. An institution is considered “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%. An institution is considered “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets equal to or less than 2.0%. At June 30, 2026, Somerset Regal Bank was classified as a “well capitalized” institution.

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

Federal Home Loan Bank System. Somerset Regal Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Banks provide a central credit facility primarily for member institutions. Somerset Regal Bank, as a member of the Federal Home Loan Bank of New York, is required to acquire and hold shares of capital stock in the Federal Home Loan Bank of New York. Somerset Regal Bank was in compliance with this requirement at June 30, 2026.

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

Net Operating Loss Carryovers. Effective with the passage of the Federal Tax Cuts and Jobs Act, net operating loss carrybacks are no longer permitted, and net operating losses are allowed to be carried forward indefinitely. Net operating loss carryforwards arising from tax years beginning after January 1, 2018 are limited to offset a maximum of 80% of a future year’s taxable income. At June 30, 2026, Somerset Regal Bank had no net operating loss carryovers at the federal level and approximately $4.3 million in net operating loss carryovers at the state level.

Capital Loss Carryovers. Generally, corporations may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any loss remaining after the five-year carryover period that has not been deducted is no longer deductible. At June 30, 2026, Somerset Regal Bank had approximately $2.5 million in capital loss carryovers.

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

Local economic conditions have a significant impact on the ability of our borrowers to repay loans and the value of the collateral securing loans. A deterioration in economic conditions, especially local conditions, could have the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations, and could more negatively affect us compared to a financial institution that operates with more geographic diversity:

•	demand for our products and services may decline;

•	loan delinquencies, problem assets and foreclosures may increase;

•	our allowance for credit losses may increase;

•	the value of our securities portfolio may decrease;

•	inflation may accelerate, which may increase our operating costs and also may increase real estate costs and lower customer buying power, thereby reducing loan demand;

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

Inflation risk can negatively impact the value of assets or income from investments as inflation decreases the value of money. As discussed below under “—Risks Related to Interest Rates – Changes in interest rates or the shape of the yield curve may adversely affect our profitability and financial condition,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war and any retaliatory responses, could negatively impact the economic conditions in the markets we serve. Our customers—particularly local businesses engaged in manufacturing and retail—may face higher costs for imported goods and materials, reduced export demand and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability and potential layoffs, any of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values and weakened consumer confidence. If our customers experience financial stress, we could see loan delinquencies and credit losses, negatively affecting our financial performance. Additionally, a decline in local economic activity could reduce loan demand and deposit growth, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

A recession could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher credit losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, the imposition of tariffs and any retaliatory responses, unemployment levels, real estate values, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular. If the national economy experiences a recession, which might include rising unemployment levels, declines in real estate values and/or an erosion in consumer confidence, the ability of our borrowers to repay their loans in accordance with their terms could be impaired. Nearly all our loans are secured by real estate or made to businesses in the counties in which we have offices in New Jersey. As a result of this concentration, a prolonged or more severe downturn in the local economy could result in significant increases in non-performing loans, negatively impacting our interest income and resulting in higher provisions for credit losses. An economic downturn could also result in reduced demand for credit, which would lessen our revenues.

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

Like many financial institutions, our liabilities generally have shorter contractual maturities than our assets. This imbalance can create significant earnings volatility because market interest rates change over time. Generally, in a period of declining interest rates, the interest income we earn on our interest-earning assets may decrease more rapidly than the interest we pay on our interest-bearing liabilities, as borrowers prepay mortgage loans and as mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower, prevailing interest rates.  Conversely, in a period of rising interest rates, the interest income we earn on our interest-earning assets may not increase as rapidly as the interest we pay on deposits and other interest-bearing liabilities.  In addition to these factors, if market interest rates rise rapidly, interest rate adjustment caps may limit increases in the interest rates on adjustable-rate loans, thus reducing our net interest income. In a period of rising interest rates, increases in interest rates may adversely affect the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase. Furthermore, increases in interest rates may adversely affect our ability to originate loans and/or the ability of our borrowers to make loan repayments on adjustable-rate loans, as the interest owed on such loans would increase as interest rates increase.

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

At June 30, 2026, approximately $885.7 million or 97.9% of our loan portfolio was secured by real estate, most of which is located in our primary lending market area in New Jersey and the surrounding areas. Future declines in real estate values in our primary lending markets and surrounding markets because of an economic downturn could significantly impair the value of the collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require us to increase our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We purchase residential mortgage loans from third-party brokers. Such purchases represented $40.5 million, or 41.3%, of our residential mortgage loan purchases and originations for the year ended June 30, 2026. Similarly, we relied on third-party brokers to refer to us multi-family real estate loans. Such referrals represented $91.1 million, or 100.0%, of the Bank's multi-family loan originations for the year ended June 30, 2026. These third parties are used to supplement the originations made by in-house staff. In each case, Somerset Regal Bank separately underwrites each loan before it is either purchased or closed. Should these broker relationships be discontinued or the Bank is otherwise unable to use these companies in the future, our ability to originate residential mortgage loans or multi-family real estate loans may be reduced unless and until we are able to find a suitable replacement or have the capability to originate such loans through our lending staff. If we have to add more staff, our compensation expense would increase. Our income may be negatively affected if our residential mortgage lending or multi-family residential lending operations are disrupted.

Because we intend to increase our multi-family and commercial real estate and commercial loan originations, our lending risk will increase.

Multi-family and commercial real estate and commercial loans generally have more risk than residential mortgage loans. Because the repayment of multi-family and commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the real estate market or the local economy. Multi-family and commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business thereby increasing the risk of non-performing loans. Commercial business and commercial real estate loans are more susceptible to a risk of loss during a downturn in the business cycle. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. These loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multi-family residential property because there are fewer potential purchasers of the collateral. Also, many multi-family and commercial real estate and commercial business borrowers can have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise, may be more susceptible to fluctuation in value at default, and may be more difficult to realize upon enforcement of our remedies. As our multi-family and commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings and capital could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate other factors including, among other things, current and forecastable economic conditions. If our assumptions are incorrect, or if delinquencies or non-performing loans increase, our allowance for credit losses may not be sufficient to cover current expected losses in our loan portfolio, which would require additions to our allowance, that could materially decrease our net income. Our allowance for credit losses was 0.65% and 0.67% of total loans at June 30, 2026 and June 30, 2025, respectively.

The Current Expected Credit Losses accounting standard or “CECL” requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. If the evaluation we perform in connection with establishing credit loss reserves is wrong or the assumptions on which we rely provide to be incorrect, our allowance for credit losses on loans may not be sufficient to cover our losses and adjustments may be necessary to address different economic conditions or adverse development in the loan portfolio, which would have an adverse effect on our operating results.

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

We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our exclusive source of funds for use in lending and investment activities. We also receive funds from loan repayments, maturities of securities and income on other interest-earning assets. While we emphasize generating transaction accounts, we cannot guarantee if and when this will occur. Certificates of deposit comprised $279.7 million or 30.2% of our total deposits, at June 30, 2026. Certificates of deposit due within one year of June 30, 2026 totaled $257.4 million, or 27.8% of total deposits. Further, the considerable competition for deposits in our market area also has made, and may continue to make, it difficult for us to obtain reasonably priced deposits. Moreover, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. If we are not able to increase our lower-cost transactional deposits at a level necessary to fund our asset growth or deposit outflows, we may be forced to seek other sources of funds, including other certificates of deposit, Federal Home Loan Bank advances, brokered deposits and lines of credit to meet the borrowing and deposit withdrawal requirements of our customers, which may be more expensive and have an adverse effect on our net interest margin and profitability.

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

Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition, any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide the security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security. While the Company has not, to date, detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, its systems and those of its customers and third-party service providers are under constant threat. It is possible that the Company could experience a significant cybersecurity event. The Company expects risks and exposures related to cybersecurity attacks to remain high for the foreseeable future.

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

Our reliance on and integration of artificial intelligence (“AI”) technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

Many participants in the finance industry, including us and our vendors, have begun incorporating AI software and AI applications into business activities to increase productivity. While AI presents opportunities and efficiencies, reliance on AI also creates new risks and challenges. AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties against us, damaging customer trust. Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services and resulting in legal or regulatory consequences. Additionally, errors, biases, or generating false information in the use of AI for credit scoring, fraud detection, customer service, and investment decisions could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.

The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., “digital redlining”), potentially increasing operational costs and limiting service offerings.

If we cannot effectively manage these challenges, including adapting to rapid technological change, attracting and retaining experienced personnel, and ensuring responsible AI governance, our reputation, competitive position, regulatory status, and financial performance could be significantly harmed.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations.

We are susceptible to fraudulent activity against us, our clients or our vendors, which may result in financial losses or increased costs to us or our clients or our vendors, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. As such, we strive to conduct our business in a manner that enhances our reputation. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents, errors in the use of artificial intelligence and questionable or fraudulent activities of our customers. In addition, third parties with whom the Company has relationships may take actions over which the Company has limited control that could negatively impact perceptions about the Company or the financial services industry. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, all of which could adversely affect our business and operating results.

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

We are subject to extensive regulation, supervision and examination by our banking regulators. Such regulation and supervision govern the activities in which a financial institution and its holding company may engage and are intended primarily for the protection of insurance funds and the depositors and borrowers of the Bank rather than for the protection of our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the ability to impose restrictions on our operations, classify our assets and determine the level of our allowance for credit losses. These regulations, along with the currently existing tax, accounting, securities, deposit insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives, and govern financial reporting and disclosures. As a smaller institution, we are disproportionately affected by the ongoing increased costs of compliance with banking and other regulations. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations, executive orders, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially retroactively, how we report our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our risk management program is designed to identify, assess and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational and legal. Cybersecurity is a critical component of this program as we rely extensively on various information systems and other electronic resources to operate our business.  Additionally, we rely to a great extent on third-party service providers to perform critical functions to assist in maintaining customer accounts, providing electronic banking services and financial reporting.  Our Information Security Officer, who is a member of our Senior Management Team, is primarily responsible for managing our cybersecurity program. Our Information Security Officer has direct access to our Board of Directors and is authorized to evaluate our cybersecurity posture throughout the Company to ensure the implementation of appropriate controls over our systems and applications to maintain an effective cybersecurity program.  The information security officer consults, where appropriate, with both our staff of IT professionals and, at times, outside security professionals to ensure the implementation of appropriate controls.

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

Item 2. Properties.

The following table sets forth certain information relating to our properties as of June 30, 2026.

		Square		Net Book Value at
Description and Address	Leased or Owned	Footage		June 30, 2026
				(In thousands)
Main Office
220 West Union Avenue
Bound Brook, New Jersey 08805	Owned	15,000	(1)	$783
Branch Offices
Somerville Branch
64 West End Avenue
Somerville, New Jersey 08876	Owned	3,100		96
Raritan Branch
802 Somerset Street
Raritan, New Jersey 08869	Owned	1,800		157
Middlesex Branch
1305 Bound Brook Road
Middlesex, New Jersey 08848	Owned	1,800		253
Whitehouse Branch
410 US Highway 22
Whitehouse Station, New Jersey 08888	Owned	1,800		368
Flemington Branch
141 Broad Street
Flemington, New Jersey 08822	Owned	3,400		223
Manville Branch
41 South Main Street
Manville, New Jersey 08835	Owned	4,900		644
Livingston Branch
66 West Mt. Pleasant Avenue
Livingston, New Jersey 07039	Leased	2,800		11
Roseland Branch
180 Eagle Rock Avenue
Roseland, New Jersey 07068	Leased	1,800		—
Florham Park Branch
30 Columbia Turnpike
Florham Park, New Jersey 07932	Leased	1,100		—
Millburn Branch
290 Millburn Avenue
Millburn, New Jersey 07041	Leased	2,500		—
West Orange Branch
641 Eagle Rock Avenue
West Orange, New Jersey 07052	Leased	2,000		—
Springfield Branch
899 Mountain Avenue
Springfield, New Jersey 07081	Leased	3,600		—
Somerset Branch
464B Elizabeth Avenue
Somerset, New Jersey 08873	Leased	3,600		—

(1)	Includes additional administrative office space at main office complex.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant’s Common Equity

The common stock of SR Bancorp, is listed on The NASDAQ Capital Market under the symbol “SRBK”. At September 21, 2026, SR Bancorp, Inc. had 946 stockholders of record. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The Company did not have any unregistered sales of equity securities during the three months ended June 30, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended June 30, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Program	Program
		per Share

April 1 - April 30, 2026	43,658	$17.44	43,658	95,052
May 1 - May 31, 2026	133,634	18.39	133,634	762,738
June 1 - June 30, 2026	40,257	18.66	40,257	722,481
Total	217,549		217,549

On July 8, 2025, the Company’s Board of Directors approved the repurchase of an additional 886,137 shares, or approximately 10.0% of the Company’s common stock then outstanding. The plan was completed in May 2026.  On May 21, 2026, the Company's Board of Directors approved the repurchase of 801,320 shares, or approximately 10.0% of the Company's common stock then outstanding. The current stock repurchase plan will terminate on May 21, 2027. The Board of Directors has the right to suspend or discontinue the plan at any time.

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

Promptly following the completion of the conversion and offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Immediately following the Merger, Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted to a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”).  In connection with the Merger, each outstanding share of Regal Bancorp common stock converted into the right to receive $23.00 in cash. The Merger was completed on September 19, 2023.

Overview

Our principal business is to acquire deposits from individuals and businesses in the communities surrounding our offices and to use these deposits to fund loans.

Somerset Regal Bank is a New Jersey-chartered commercial bank that operates from 14 branches in Essex, Hunterdon, Middlesex, Morris, Somerset and Union Counties, New Jersey. Somerset Regal Bank offers a variety of deposit and loan products to individuals and small businesses, most of which are located in our primary market. The acquisition of Regal Bancorp and its wholly owned subsidiary, Regal Bank, expanded our market presence into Essex, Morris and Union Counties, New Jersey and enhanced our market presence in Somerset County, New Jersey. At June 30, 2026, SR Bancorp had total assets of $1.19 billion, deposits of $926.4 million and total equity of $181.8 million.

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

Our largest noninterest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, expenses for retirement plans and other employee benefits including disability insurance and health insurance and compensation expenses related to our employee stock ownership plan and equity incentive plan.

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

Insurance includes expenses for workers’ compensation, property and casualty insurance and professional insurance.

Other expenses include expenses for directors’ fees, office supplies, postage, telephone and other miscellaneous operating expenses.

Critical Accounting Policies

Certain of our accounting policies are important to the presentation of our financial condition and results of operation, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances that could affect these judgments include, but are not limited to, changes in interest rates, changes in the performance of the economy, political and global events and changes in the financial condition of borrowers. Our significant accounting policies are discussed in detail in Note 1 to our Consolidated Financial Statements included elsewhere in this document.

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

Allowance for Credit Losses: The allowance for credit losses (“ACL”), calculated in accordance with the current expected credit losses concepts Accounting Standards Concept – Topic 326 – Credit Losses (“ASC 326”), is deducted from the amortized cost basis of loans. The ACL represents an amount that, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be experienced on outstanding loans at the balance sheet date based on the evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of economic conditions and prepayment experience. The allowance for credit losses is measured and recorded upon the initial recognition of a financial asset. Determination of the adequacy of the allowance is inherently complex and requires the use of significant and highly subjective estimates. Loans are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in our income statement as a component of the provision for credit losses.

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

Goodwill and Other Intangible Assets: Our intangible assets consist primarily of goodwill and core deposit intangibles. The initial recording of goodwill and other intangible assets requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment, or more often if events or circumstances indicate it may be impaired. We may elect to perform a qualitative assessment as a part of the annual impairment test. If the qualitative assessment indicates it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we elect not to perform a qualitative assessment, then we would be required to perform a quantitative test for goodwill impairment. If the estimated fair value of the reporting unit is less than the carrying value, goodwill is impaired and is written down to its estimated fair value.

For the year ended June 30, 2026, the Company engaged an independent third-party appraiser to perform a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the unit's fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2026.

Core deposit intangibles are amortized on an accelerated basis using an estimated life of ten years and are evaluated for impairment if certain events occur. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds the fair value. The carrying amount of the intangible asset is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

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

Business Strategy

Our business strategy is to operate and grow a profitable community-oriented financial institution. We plan to achieve this by:

Leveraging our residential and commercial lending expertise to pursue new opportunities to increase lending and expand our existing loan relationships. Prior to the Merger, Somerset Savings Bank’s principal business activity had been the origination of residential mortgage loans, while Regal Bank’s principal business activity had been the origination of multi-family and commercial real estate loans. Somerset Regal Bank will continue to provide products and services that meet the needs of the existing residential lending customers and be able to offer such products, services and expertise to the former Regal Bank customers throughout its newly-expanded market area. Additionally, Somerset Regal Bank will continue to provide products and services that meet the needs of the existing commercial customers and be able to offer such products, services and expertise to the former Somerset Savings Bank customers throughout its newly-expanded market area.

The opportunity for both banks to diversify their loan portfolios and leverage their lending expertise in new markets were primary factors for the Merger. Moreover, with the additional capital raised in the stock offering, we can increase our loan originations and originate loans with larger balances. Somerset Regal Bank’s legal lending limit was $23.9 million at June 30, 2026. While Somerset Regal Bank’s credit risk management policies will result in an internal loan to one borrower limit less than Somerset Regal Bank’s regulatory limit, the legal lending limit will provide opportunities to expand existing customer relationships and reach new larger customers.

We intend to leverage the SBA preferred lender expertise to expand SBA lending activity in our market areas. SBA lending capabilities provide an opportunity to establish additional commercial account relationships and the potential to generate additional noninterest income related to the sale and servicing of the guaranteed portion of an SBA loan on the secondary market.

Continuing to use prudent underwriting practices to maintain a high-quality loan portfolio. Maintaining high asset quality is a key to long-term financial success. Somerset Regal Bank seeks to grow its loan portfolio while keeping non-performing assets to a minimum. Somerset Regal Bank’s strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate and conservative loan underwriting criteria and active credit monitoring. At June 30, 2026, Somerset Regal Bank had no non-performing loans.

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

Increasing transaction deposit accounts and deposit balances. Deposits are our primary source of funds for lending and investment. We are focused on expanding our core deposits (which we define as all deposits except certificates of deposit). Core deposits represented 69.8% of our total deposits at June 30, 2026 compared to 68.3% of our total deposits at June 30, 2025. We believe core deposits will increase by increasing our commercial lending activities and enhancing our relationships with retail customers through our commitment to quality customer service along with the introduction of additional products and services, such as remote deposit capture and enhanced online business account services.

Continuing to leverage technology to maintain efficient operations and enhance customer service. We have historically focused on leveraging technology to maintain efficient operations and provide our customers with secure means to conduct business outside of our traditional branch network. Available applications include online banking and mobile banking with bill payment capabilities, mobile deposit and debit card control functionality. We have been a Zelle™ participant since 2019, which has allowed our customers the ability to send and receive real-time payments online and through mobile banking. Our online loan application platform affords customers the convenience of submitting a loan application online. Internally, we leverage technology to achieve efficiencies for tasks such as document preparation and retention, data analytics and call report preparation. Our investment in technology allows us to remain competitive, effectively serve our customers and results in operating efficiencies.

Comparison of Financial Condition at June 30, 2026 and June 30, 2025

Total Assets. Assets increased $105.7 million, or 9.7%, to $1.19 billion at June 30, 2026 from $1.09 billion at June 30, 2025. The increase was primarily driven by new loan originations, resulting in a net increase of $104.0 million in loans receivable, and a $13.7 million increase in cash and cash equivalents, partially offset by a $10.7 million decrease in securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $13.7 million, or 23.7%, to $71.5 million at June 30, 2026 from $57.8 million at June 30, 2025 primarily due to an increase in deposits, a $35.0 million increase in borrowings from the Federal Home Loan Bank of New York during the year ended June 30, 2026 and funds obtained through the maturity of securities, partially offset by the use of cash to fund increased loan originations.

Securities Held-to-Maturity. Securities held-to-maturity decreased $10.7 million, or 7.5%, to $131.1 million at June 30, 2026 from $141.8 million at June 30, 2025. The decrease was primarily due to principal repayments and maturities in excess of purchases.

Loans. Loans receivable, net, increased $104.0 million, or 13.0%, to $901.2 million at June 30, 2026 from $797.2 million at June 30, 2025, driven by increases in residential mortgage loans of $48.5 million, multi-family commercial loans of $33.0 million and other commercial real estate loans of $20.1 million, partially offset by a decrease of $6.2 million in owner occupied commercial real estate loans.  The increase in residential mortgage loans was principally due to the purchase of $40.5 million in loans through a third-party mortgage broker.

Bank Owned Life Insurance. Bank owned life insurance increased $1.8 million, or 4.9%, to $38.4 million at June 30, 2026 from $36.6 million at June 30, 2025.

Goodwill and Intangible Assets. The Company recognized goodwill and a core deposit premium intangible through the acquisition of Regal Bancorp. At the time of acquisition, goodwill was $20.5 million and the core deposit premium intangible asset was $9.1 million. Finalization of the purchase allocation reduced goodwill to $20.4 million at June 30, 2024. No impairment losses have been recognized since the Regal Bancorp acquisition. The carrying amount of the core deposit premium intangible, net of accumulated amortization, was $5.1 million at June 30, 2026.

Total Liabilities. Total liabilities increased $117.7 million, or 13.2%, to $1.01 billion at June 30, 2026 from $892.7 million at June 30, 2025. The increase was primarily the result of an increase in deposits of $80.4 million and an increase in borrowings of $35.0 million.

Deposits. Deposits increased $80.4 million, or 9.5%, to $926.4 million at June 30, 2026 from $846.0 million at June 30, 2025. Increases in interest-bearing demand accounts of $70.0 million, or 21.9%, resulted from the Company having increased rates on certain interest-bearing demand products in an effort to remain competitive in the market area. At June 30, 2026, $128.2 million, or 13.8%, of total deposits consisted of noninterest-bearing deposits. At June 30, 2026, $191.6 million, or 20.7%, of total deposits were uninsured.

Borrowings. During the year ended June 30, 2026, the Company borrowed an additional $35.0 million from the Federal Home Loan Bank of New York to fund new loans increasing the total outstanding borrowings to $65.0 million. At June 30, 2025, there were $30.0 million of outstanding borrowings.

Total Equity. Equity decreased $12.0 million, or 6.2%, to $181.8 million at June 30, 2026 from $193.8 million at June 30, 2025. The decrease was primarily due to the repurchase of 978,778 shares of common stock at a cost of $16.3 million and the payment of dividends at a cost of $1.6 million, partially offset by net earnings of $3.4 million and stock-based compensation of $2.3 million.

Comparison of Operating Results for the Years Ended June 30, 2026 and June 30, 2025

General. Net income decreased $1.8 million to $3.4 million for the year ended June 30, 2026 from net income of $5.1 million for the year ended June 30, 2025. Net income for the year ended June 30, 2026 included $749,000 of net accretion income related to fair value adjustments resulting from the Merger. Net income for the year ended June 30, 2025 included $1.5 million of gains from life insurance proceeds and $2.8 million of net accretion income related to fair value adjustments.

Interest Income. Interest income increased $3.3 million, or 7.0%, to $49.6 million for the year ended June 30, 2026 from $46.3 million for the year ended June 30, 2025 due to a 24 basis point increase in the yield on interest-earning assets and a $17.6 million increase in the average balance of interest-earning assets. The increase in interest income resulted from a $3.7 million, or 8.9%, increase in interest income on loans due to a $70.2 million increase in the average balance of loans from $771.7 million for the year ended June 30, 2025 to $841.9 million for the year ended June 30, 2026. The increase in interest income was offset by a $410,000 decrease in interest income from interest bearing deposits at other banks primarily due to a $40.2 million decrease in the average balance, offset by a 136 basis point increase in the yield.

Interest Expense. Interest expense increased $1.6 million, or 9.6%, to $18.3 million for the year ended June 30, 2026 from $16.7 million for the year ended June 30, 2025, primarily due to a $2.1 million increase in interest expense on interest-bearing demand deposit accounts. Interest expense on interest-bearing demand deposit accounts increased due to an increase of $60.2 million in the average balance and an increase of 30 basis points in the average rate to 1.98% for the year ended June 30, 2026 from 1.68% for the year ended June 30, 2025, as the Company raised rates on certain interest-bearing deposits in an effort to remain competitive in the market area. The increase was partially offset by a $994,000 decrease in interest expense from certificates of deposit driven by a 42 basis point decline in the average rate due to the lower interest rate environment, partially offset by a $4.4 million increase in the average balance. Interest expense on borrowings increased $534,000, or 45.3%, due to an increase of $20.7 million in the average balance, offset by a 107 basis point decrease in the average cost.

Net Interest Income. Net interest income increased $1.6 million, or 5.6%, to $31.2 million for the year ended June 30, 2026 from $29.6 million for the year ended June 30, 2025. Net interest rate spread increased 22 basis points to 2.57% for the year ended June 30, 2026 from 2.35% for the year ended June 30, 2025. Net interest margin increased 11 basis points to 3.04% for the year ended June 30, 2026 from 2.93% for the year ended June 30, 2025. Net interest-earning assets decreased $46.9 million, or 17.9%, to $215.2 million for the year ended June 30, 2026 from $262.1 million for the year ended June 30, 2025. The increase in the Company’s net interest rate spread and net interest margin were primarily a result of the yield on interest-earning assets increasing at a faster rate than the cost of interest-bearing liabilities.

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

	For the Year Ended June 30,
	2026			2025
	Average			Average
	Outstanding			Outstanding
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(In thousands)
Interest-earning assets:
Loans	841,917	45,406	5.39%	771,733	41,685	5.40%
Securities	139,327	2,390	1.72%	151,626	2,436	1.61%
Other	45,555	1,784	3.92%	85,799	2,194	2.56%
Total interest-earning assets	1,026,799	49,580	4.83%	1,009,158	46,315	4.59%
Noninterest-earning assets	91,273			48,076
Total assets	1,118,072			1,057,234
Interest-bearing liabilities:
Savings and club accounts	132,187	81	0.06%	153,038	94	0.06%
Interest-bearing demand accounts	355,849	7,050	1.98%	295,609	4,963	1.68%
Certificates of deposit	278,692	9,505	3.41%	274,267	10,499	3.83%
Total interest-bearing deposits	766,728	16,636	2.17%	722,914	15,556	2.15%
Federal Home Loan Bank advances	44,903	1,712	3.81%	24,155	1,178	4.88%
Other borrowings	—	—	—%	—	—	—%
Total interest-bearing liabilities	811,631	18,348	2.26%	747,069	16,734	2.24%
Noninterest-bearing deposits	106,962			105,042
Other noninterest-bearing liabilities	6,448			13,458
Total liabilities	925,041			865,569
Equity	193,031			191,665
Total liabilities and equity	1,118,072			1,057,234
Net interest income		31,232			29,581
Net interest rate spread			2.57%			2.35%
Net interest-earning assets(1)	215,168			262,090
Net interest margin(2)			3.04%			2.93%
Average interest-earning assets to interest-bearing liabilities	126.51%			135.08%

(1)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Years Ended
	June 30, 2026 vs. 2025
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$3,791	$(70)	$3,721
Securities	(198)	152	(46)
Other	(1,029)	619	(410)
Total interest-earning assets	2,564	701	3,265
Interest-bearing liabilities:
Savings and club accounts	(13)	—	(13)
Interest-bearing accounts	1,011	1,076	2,087
Certificates of deposit	169	(1,163)	(994)
Federal Home Loan Bank advances	1,012	(478)	534
Other borrowings	—	—	—
Total interest-bearing liabilities	2,179	(565)	1,614
Change in net interest income	$385	$1,266	$1,651

Provision for Credit Losses. We establish provisions for credit losses, which are charged to operations to maintain the allowance for credit losses at a level necessary to absorb current expected credit losses in the loan portfolio at the balance sheet date. In determining the level of the allowance for credit losses, we consider, among other things, loss experience, evaluations of real estate collateral, current and reasonably supportable economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay a loan and the levels of delinquent and classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or conditions change. We assess the allowance for credit losses and make provisions for credit losses on a quarterly basis.

The Company recorded a provision for credit losses of $575,000 for the year ended June 30, 2026 reflecting the loan growth during the period, compared to a provision for credit losses of $133,000 for the year ended June 30, 2025. The provision of $133,000 included a recovery of $155,000 recorded during the first quarter of 2025, resulting from updates made to model assumptions in the calculation of the Company's allowance for credit losses, offset by provisions of $288,000 recorded during the remainder of the 2025 fiscal year reflecting loan growth, which included an adjustment of $157,000 due to a revised calculation of the quantitative loss factor based on updated information related to historical loss factors of both Somerset Savings Bank, SLA and Regal Bank. The Company had no charge-offs during the years ended June 30, 2026 and 2025 and no non-performing loans at June 30, 2026 or June 30, 2025. The Company’s allowance for credit losses as a percentage of total loans was 0.65% at June 30, 2026 compared to 0.67% at June 30, 2025.

Noninterest Income. Noninterest income was as follows:

	Years Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit	$906	$894	$12	1.3%
Increase in cash surrender value of bank owned life insurance	1,063	1,043	20	1.9%
Fees and service charges on loans	123	145	(22)	(15.2)%
Unrealized gain on equity securities	(10)	13	(23)	(176.9)%
Realized loss on sale of securities	—	—	—	—%
Gain on sale of loans	33	51	(18)	(35.3)%
Gains from life insurance proceeds	—	1,492	(1,492)	(100.0)%
Other	101	96	5	5.2%
Total noninterest income (loss)	$2,216	$3,734	$(1,518)	(40.7)%

Noninterest income decreased $1.5 million to $2.2 million for the year ended June 30, 2026 from $3.7 million for the year ended June 30, 2025, primarily as a result of a $1.5 million gain from life insurance proceeds due to the death of a former employee in fiscal 2025.

Noninterest Expense. Noninterest expense was as follows:

	Years Ended June 30,		Change
	2026	2025	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,705	$13,916	$1,789	12.9%
Occupancy	2,199	2,219	(20)	(0.9)%
Furniture and equipment	1,326	1,218	108	8.9%
Data processing	2,129	2,191	(62)	(2.8)%
Advertising	488	385	103	26.8%
FDIC premiums	440	480	(40)	(8.3)%
Directors fees	403	366	37	10.1%
Professional fees	1,694	1,854	(160)	(8.6)%
Insurance	492	589	(97)	(16.5)%
Telephone, postage and supplies	689	755	(66)	(8.7)%
Other expenses	2,908	3,082	(174)	(5.6)%
Total noninterest expense	$28,473	$27,055	$1,418	5.2%

Noninterest expense increased $1.4 million, or 5.2%, to $28.5 million for the year ended June 30, 2026 from $27.1 million for the year ended June 30, 2025, primarily due to a $1.8 million, or 12.9%, increase in salaries and employee benefits resulting from a full year of stock-based compensation expense incurred during the year ended June 30, 2026, compared to a partial period of such expense during the year ended June 30, 2025, as well as annual merit increases in employee compensation. The increase in salaries and employee benefits was partially offset by decreases of $160,000 in professional fees, $97,000 in insurance expenses and $174,000 in other expenses.

Income Tax Expense. The provision for income taxes was $1.0 million for the year ended June 30, 2026 compared to $991,000 for the year ended June 30, 2025. The Company’s effective tax rate was 23.8% for the year ended June 30, 2026 compared to 16.2% for the year ended June 30, 2025. The lower effective tax rate in 2025 was attributable to $1.5 million of tax-exempt income from life insurance proceeds.

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

We have sought to manage our interest rate risk to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

●	growing transaction deposit accounts;

●	expanding our multi-family loan portfolio and emphasizing the origination of shorter-term commercial real estate and commercial and industrial loans; and

●	continuing to price our one-to four-family residential real estate loan products in a way that encourages borrowers to select our adjustable-rate loans as opposed to longer-term, fixed-rate loans.

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

The table below sets forth, as of June 30, 2026 the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
		Estimated Increase (Decrease) in EVE
Change in Interest
Rates (basis
points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$162,711	$(66,991)	(29.16)%
+300	183,671	(46,031)	(20.04)%
+200	201,858	(27,844)	(12.12)%
+100	217,237	(12,465)	(5.43)%
—	229,702	—	—
-100	241,109	11,407	4.97%
-200	249,946	20,244	8.81%
-300	255,058	25,356	11.04%
-400	252,974	23,272	10.13%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 12.12% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 8.81% increase in EVE.

Change in Net Interest Income. The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At June 30, 2026
Change in Interest	Net Interest	Year 1	Net Interest	Year 2
Rates (basis	Income Year 1	Change	Income Year 2	Change
points)(1)	Forecast	From Level	Forecast	From Level
(In thousands)
+400	$33,791	$(2,693)	$39,219	$(159)
+300	34,610	(1,874)	39,648	270
+200	35,334	(1,151)	39,818	440
+100	35,955	(529)	39,716	338
—	36,484	—	39,378	—
-100	36,405	(79)	38,071	(1,307)
-200	36,187	(298)	36,490	(2,888)
-300	35,842	(642)	34,743	(4,635)
-400	35,287	(1,197)	32,808	(6,570)

(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, after one year, we would have experienced an 3.15% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and an 0.81% decrease in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The table above assumes that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NPV and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan repayments, and repayments from investment securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 15%. At June 30, 2026, this ratio was 7.7%. We believe that we had sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of June 30, 2026.

We regularly adjust our investments in liquid assets based upon our assessment of:

(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	yields available on interest-earning deposits and securities; and

(iv)	the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At June 30, 2026, cash and cash equivalents totaled $71.5 million.

At June 30, 2026, we had $30.2 million in outstanding loan commitments and $40.8 million of unused lines of credit. Certificates of deposit due within one year of June 30, 2026 totaled $257.4 million, or 27.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including loan sales, other deposit products, including certificates of deposit, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or after June 30, 2026. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing mortgage-backed securities. During the year ended June 30, 2026, we originated $155.1 million of loans and purchased $40.5 million. The Company purchased a $6.0 million fixed-to-floating rate subordinated note at 7.75% per annum for the first five years, which then floats based on a benchmark rate (as defined) for the remaining five years.

Financing activities consist primarily of activity in deposit accounts, borrowings, repurchases of and dividends paid on common stock. Deposits increased $80.4 million, or 9.5%, to $926.4 million at June 30, 2026 from $846.0 million at June 30, 2025. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors.

We had outstanding borrowings of $65.0 million as of June 30, 2026 and $30.0 million as of June 30, 2025. We had $135.0 million of additional borrowing capacity at FHLB as of June 30, 2026.

We had no outstanding borrowings with the Federal Reserve Bank at June 30, 2026 or June 30, 2025 and did not borrow from the FRB-NY in the year ended June 30, 2026. We had $23.5 million of available borrowing capacity at FRB-NY as of June 30, 2026.

We repurchased 978,778 shares of our common stock during the year ended June 30, 2026 at a cost of $16.0 million and paid dividends on common stock of $1.6 million.

Regulatory Capital

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2026, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” and Note 14 of the Notes to the Consolidated Financial Statements.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that our internal control over financial reporting was operating effectively as of June 30, 2026 based on the criteria of the “Internal Control — Integrated Framework (2013).” As of June 30, 2025, our management identified a material weakness in internal controls related to the untimely recognition of income from life insurance contracts resulting from the death of a former employee. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness resulted in a material misstatement in the Company’s consolidated financial statements for the year ended June 30, 2025. Management has since remediated that deficiency as described below.

(c)	Remediation Activities

Management has designed and implemented a new reconciliation control to address the material weakness identified as of June 30, 2025. The material weakness resulted from differences between the contract balances reported by our bank-owned life insurance (“BOLI”) administrator and the balances reported by the underlying insurance carriers. The new control requires management, at least annually and as of any reporting period immediately following the death of an individual insured under an active BOLI policy, to obtain policy balances directly from the applicable insurance carriers and reconcile those balances to the records provided by our BOLI administrator. Management tested the design and operating effectiveness of this control and, based on the results of such testing, concluded that the control was operating effectively as of June 30, 2026. Accordingly, management concluded that the material weakness identified as of June 30, 2025 had been remediated as of June 30, 2026.

(d)	Attestation Report of the Registered Public Accounting Firm.

Not applicable because the Company is an emerging growth company.

(e)	Changes in internal controls.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Other Information Relating to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers,” “Corporate Governance — Insider Trading Policy” and “Corporate Governance — Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information regarding outstanding options and shares under the 2024 Equity Incentive Plan at June 30, 2026:

Number of
	Number of		Securities
	Securities to be	Weighted-	Remaining for
	Issued Upon	Average	Future Issuance
	Exercise of	Exercise Price	under Equity
	Outstanding	of Outstanding	Compensation
Plan Category	Options	Options	Plans

Equity Compensation Plans Approved by Security Holders	795,628	$12.35	183,959
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	795,628	$12.35	183,959

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

Item 14. Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is presented under the heading “Proposal 2 — Ratification of the Appointment of Independent Registered Public Accountants” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements and Schedules:

The Consolidated Financial Statements of SR Bancorp and Subsidiaries beginning on page F-1 of this Form 10-K for the year ended June 30, 2026 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2026 Annual Report.

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
10.1#

Amended and Restated Employment Agreement, dated April 22, 2026, by and between Somerset Regal Bank and William P. Taylor (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-41808) as filed on April 24, 2026)

10.2#

Amended and Restated Employment Agreement, dated April 22, 2026, by and between Somerset Regal Bank and Christopher J. Pribula (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-41808) as filed on April 24, 2026)

10.3#

Amended and Restated Employment Agreement, dated April 22, 2026, by and between Somerset Regal Bank and David Orbach (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-41808) as filed on April 24, 2026)

10.4#

Somerset Savings Bank Supplemental Executive Retirement Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)

10.5#	Somerset Regal Bank, SLA Deferred Compensation Plan (Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-270489) as initially filed on March 13, 2023)
10.6#	Employment Agreement, dated April 22, 2026, by and between Somerset Regal Bank and Neil Viotto.
10.7#	Somerset Regal Bank Supplemental Executive Retirement Plan (Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-41808) as filed on April 26, 2024)
10.8#

SR Bancorp, Inc. 2024 Equity Incentive Plan (Incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 17, 2024)

19.0	SR Bancorp, Inc. Policy Regarding Insider Trading (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-41808) filed on October 16, 2024)
21.0	Subsidiaries (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023)
23.0	Consent of Baker Tilly US, LLP*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.0	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.0	SR Bancorp, Inc. Clawback Policy (Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-41808) as filed on September 29, 2025)
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Indicates a management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SR Bancorp, Inc.

Date: September 25, 2026	By:	/s/ Christopher J. Pribula
Christopher J. Pribula
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Christopher J. Pribula	Director and Chief Executive Officer (Principal Executive Officer)	September 25, 2026
Christopher J. Pribula

/s/ Harris M. Faqueri	Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2026
Harris M. Faqueri

/s/ David M. Orbach	Executive Chairman	September 25, 2026
David M. Orbach

/s/ William P. Taylor	Executive Vice Chairman	September 25, 2026
William P. Taylor

/s/ Douglas M. Sonier	Director	September 25, 2026
Douglas M. Sonier

/s/ John W. Mooney	Director	September 25, 2026
John W. Mooney

/s/ Mary E. Davey	Director	September 25, 2026
Mary E. Davey

/s/ Thomas Lupo	Director	September 25, 2026
Thomas Lupo

/s/ Marc Lebovitz	Director	September 25, 2026
Marc Lebovitz

/s/ Robert Mustard	Director	September 25, 2026
Robert Mustard

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of SR Bancorp Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of SR Bancorp Inc. and Subsidiaries (the "Company") as of June 30, 2026 and June 30, 2025, the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Baker Tilly US, LLP

Iselin, New Jersey

September 25, 2026

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

June 30, 2026 and June 30, 2025

(In thousands)

	June 30, 2026	June 30, 2025
Assets
Cash and due from banks	$3,838	$3,945
Interest-bearing deposits at other banks	67,623	53,834
Total cash and cash equivalents	71,461	57,779
Securities held-to-maturity, at amortized cost	131,154	141,845
Equity securities, at fair value	27	37
Loans receivable, net of allowance for credit losses of $5,938 and $5,362, respectively	901,191	797,166
Premises and equipment, net	4,815	4,942
Right-of-use asset	2,747	3,156
Restricted equity securities, at cost	4,235	2,608
Accrued interest receivable	3,477	3,072
Bank owned life insurance	38,389	36,607
Goodwill and intangible assets	25,540	26,708
Other assets	9,139	12,527
Total assets	$1,192,175	$1,086,447
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$128,155	$114,107
Interest-bearing	798,266	731,915
Total deposits	926,421	846,022
Borrowings	65,000	30,000
Advance payments by borrowers for taxes and insurance	9,639	8,736
Accrued interest payable	216	223
Lease liability	2,785	3,211
Other liabilities	6,319	4,475
Total liabilities	1,010,380	892,667
Equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 7,934,356 and 8,875,170 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	79	89
Additional paid-in capital	66,465	80,843
Retained earnings	122,257	120,505
Unearned compensation ESOP	(6,275)	(6,655)
Accumulated other comprehensive loss	(731)	(1,002)
Total stockholders' equity	181,795	193,780
Total liabilities and stockholders' equity	$1,192,175	$1,086,447

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Years Ended June 30, 2026 and 2025

(In thousands)

	Year Ended June 30,
	2026	2025
Interest Income
Loans, including fees	45,406	41,685
Securities, taxable	2,390	2,436
Interest bearing deposits at other banks	1,784	2,194
Total interest income	49,580	46,315
Interest Expense
Deposits:
Demand	7,050	4,963
Savings and time	9,586	10,593
Borrowings	1,712	1,178
Total interest expense	18,348	16,734
Net Interest Income	31,232	29,581
Provision for Credit Losses	575	133
Net Interest Income After Provision For Credit Losses	30,657	29,448
Noninterest Income
Service charges and fees	906	894
Increase in cash surrender value of bank owned life insurance	1,063	1,043
Fees and service charges on loans	123	145
Unrealized (loss) gain on equity securities	(10)	13
Realized gain on sale of loans	33	51
Gains from life insurance proceeds	—	1,492
Other	101	96
Total noninterest income	2,216	3,734
Noninterest Expense
Salaries and employee benefits	15,705	13,916
Occupancy	2,199	2,219
Furniture and equipment	1,326	1,218
Data processing	2,129	2,191
Advertising	488	385
FDIC premiums	440	480
Directors fees	403	366
Professional fees	1,694	1,854
Insurance	492	589
Telephone, postage and supplies	689	755
Other	2,908	3,082
Total noninterest expense	28,473	27,055
Income Before Income Tax Expense	4,400	6,127
Income Tax Expense	1,047	991
Net Income	$3,353	$5,136
Basic earnings per share	$0.45	$0.61
Diluted earnings per share	$0.44	$0.61
Weighted average number of common shares outstanding - basic	7,492,364	8,431,942
Weighted average number of common shares outstanding - diluted	7,636,439	8,444,355

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Years Ended June 30, 2026 and 2025

(In thousands)

	Year Ended June 30,
	2026	2025

Net Income	$3,353	$5,136
Other Comprehensive Income
Change in defined pension plan for unrealized actuarial gains net of income tax (expense) of $(106), and $(83), respectively (a)	271	215
Total other comprehensive income	271	215
Total comprehensive income	$3,624	$5,351

(a)	Income tax amounts on the change in the defined benefit pension plan for unrealized actuarial gains (losses) are included in the net deferred tax asset described in Note 12.

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended June 30, 2026 and 2025

(In thousands, except share data)

						Accumulated
	Common	Common	Additional		Unearned	Other
	Stock	Stock	Paid in	Retained	ESOP	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780
Net income	—	—	—	3,353	—	—	3,353
Other comprehensive income, net of tax	—	—	—	—	—	271	271
Repurchase of common shares	(978,778)	(10)	(16,272)	—	—	—	(16,282)
Cash dividends declared on common stock, $0.21 per share	—	—	—	(1,601)	—	—	(1,601)
ESOP shares earned, 38,032 shares	—	—	240	—	380	—	620
Stock-based compensation	—	—	1,519	—	—	—	1,519
Restricted stock awards issued	23,522	—	—	—	—	—	—
Exercise of stock options, net	20,446	—	237	—	—	—	237
Shares withheld for taxes on share-based awards	(6,004)	—	(102)	—	—	—	(102)
Balance, June 30, 2026	7,934,356	$79	$66,465	$122,257	$(6,275)	$(731)	$181,795

Balance, June 30, 2024	9,507,930	$95	$91,436	$116,205	$(7,036)	$(1,217)	$199,483
Net income	—	—	—	5,136	—	—	5,136
Other comprehensive income, net of tax	—	—	—	—	—	215	215
ESOP shares earned, 38,032 shares	—	—	58	—	381	—	439
Repurchase of common shares	(936,991)	(9)	(11,315)	—	—	—	(11,324)
Cash dividends declared on common stock, $0.10 per share	—	—	—	(836)	—	—	(836)
Restricted stock awards issued	304,231	3	(3)	—	—	—	—
Stock-based compensation	—	—	667	—	—	—	667
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2026 and 2025

(In thousands)

	Year Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$3,353	$5,136
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	575	133
Depreciation	947	910
Deferred income taxes	153	(298)
Accretion of acquisition fair value adjustments, net	(1,917)	(4,257)
Amortization of core deposit intangible asset	1,168	1,433
Net amortization of premiums and discounts on securities	155	731
Net amortization of deferred loan fees, costs and discounts	320	269
Income from cash surrender value of bank owned life insurance	(1,063)	(1,043)
Stock-based compensation expense	2,139	1,106
Unrealized loss (gain) on equity securities	10	(13)
Gain on sale of loans held for sale	(33)	(51)
Proceeds from sales of loans held for sale	4,228	575
Originations of loans held for sale	(4,195)	(524)
(Increase) decrease in:
Accrued interest receivable	(406)	(555)
Other assets	3,425	274
Increase in other liabilities	1,844	839
Net cash provided by operating activities	10,703	4,665
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	16,537	14,001
Proceeds from sale of securities available-for-sale	—	—
Purchase of securities held-to-maturity	(6,000)	—
Net increase in loans receivable	(102,952)	(61,324)
Purchases of bank owned life insurance	(720)
Purchases of premises and equipment	(820)	(433)
Proceeds from sale of premises and equipment	—	—
Purchase of restricted equity securities	(1,627)	(2,727)
Net cash used by investing activities	(95,582)	(50,483)
Cash Flows from Financing Activities
Net increase in interest bearing deposits	66,300	32,712
Net increase in non-interest bearing deposits	14,048	6,081
Net increase in advance payments by borrowers for taxes and insurance	903	663
Net increase in short-term borrowings	35,000	30,000
Dividends Paid	(1,689)	(444)
Cash proceeds from issuance of common stock	—	—
Repurchase of common stock	(16,023)	(11,324)
Cash paid for excise taxes on repurchased shares	(113)	—
Exercise of stock options	237	—
Receipts from equity plan participants for withholding taxes on share-based awards	191	—
Cash paid for withholding taxes on share-based awards	(293)	—
Net cash provided by financing activities	98,561	57,688
Net increase in cash and cash equivalents	13,682	11,870
Cash and Cash Equivalents, Beginning of Period	57,779	45,909
Cash and Cash Equivalents, End of Period	$71,461	$57,779
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$19,557	$15,474
Income taxes paid	100	—

The accompanying notes are an integral part of these consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

1.	Summary of Significant Accounting Policies

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

Somerset Savings Bank converted from the mutual to stock form of organization and SR Bancorp, Inc. (the "Company") completed its stock offering on September 19, 2023. The Company’s common stock began trading on the Nasdaq Capital Market under the trading symbol “SRBK” on September 20, 2023. Promptly following the completion of the conversion and related stock offering, Regal Bancorp, Inc., a New Jersey corporation (“Regal Bancorp”), merged with and into the Company, with the Company as the surviving entity (the “Merger”). Regal Bank, a New Jersey chartered commercial bank headquartered in Livingston, New Jersey and the wholly-owned subsidiary of Regal Bancorp, merged with and into Somerset Bank, which had converted to a commercial bank charter, and was renamed Somerset Regal Bank (the “Bank”).

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

Basis of Presentation and Use of Estimates

The financial information contained in this Annual Report on Form 10-K as of and for the years ended  June 30, 2026 and 2025 is for the Company and the Bank, unless indicated otherwise. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the consolidated statement of financial condition and revenues and expenses for the periods then ended. Actual results could differ significantly from those estimates. Prior period amounts have been reclassified when necessary to conform to the current year’s presentation. Such reclassifications did not have a material impact on the operating results or financial position of the Company.

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

June 30, 2026 and 2025

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

In compliance with Accounting Standards Topic 326: Financial Instruments – Credit Losses (“ASC 326”), the Company conducts periodic reviews of its investment portfolio to determine the appropriate level of its allowance for credit losses (“ACL”). On a quarterly basis, the Company assesses investments with unrealized losses in its available-for-sale and held-to-maturity portfolios regarding its ability and intent to hold those investments until fair value equals or exceeds amortized cost.

The Company's held-to-maturity ("HTM") portfolio consists principally of highly-rated GSE residential mortgage-backed securities. The Company segments its HTM securities into GSE, residential mortgage-backed securities, collateralized mortgage obligations ("CMOs"), and other debt securities to determine the ACL. The ACL is determined based on the security's historical losses and the ratings of major investment securities rating services, adjusted for certain qualitative factors. The Company has determined that for GSE residential mortgage-backed securities, it would be appropriate to assume the expected credit loss to be zero. At both  June 30, 2026 and 2025, the Company had no HTM securities that were past due 30 days or more as to principal or interest payments. Based on its review of HTM securities, the Company deemed no ACL reserve was necessary for the years ended  June 30, 2026 or 2025.

The Company owned no available-for-sale ("AFS") securities at June 30, 2026 or 2025.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

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

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become over 90 days past due or management has serious doubts about further collectability of principal or interest, even when the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for credit losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt. The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

Allowance for Credit Losses

The ACL is a significant accounting estimate used in the preparation of the Company's consolidated financial statements. The Company recognizes lifetime expected credit losses on loans and other financial instruments immediately when a financial asset is originated or purchased is accordance with ASC 326. The ACL is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. The allowance is comprised of reserves measured on a collective (pool) basis based on a lifetime loss-rate model when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. Arriving at an appropriate level of ACL involves a high degree of judgment. While management uses available information to recognize losses on loans, changing economic conditions and the economic prospects of the borrowers may necessitate future additions or reductions to the allowance.

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

June 30, 2026 and 2025

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

Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and are charged to the ACL as their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve closer attention, are designated as special mention. As of  June 30, 2026, we had no assets designated as loss, doubtful, substandard or special mention.

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

June 30, 2026 and 2025

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

The Company made the following elections under ASC 326 regarding accrued interest receivable: (i) present accrued interest receivable balances separately on the consolidated statements of financial condition; (ii) exclude accrued interest from the measurement of the ACL, including investments and loans; and (iii) continue to write-off accrued interest receivable by reversing interest income when a loan is placed on non-accrual status. The Company's policy is to write-off accrued interest when a loan is placed on non-accrual status. Historically, the Company has not experienced uncollectible accrued interest receivable on investment debt securities.

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

June 30, 2026 and 2025

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

Federal law requires a member institution of the FHLB system to hold stock of its district bank according to a predetermined formula. At  June 30, 2026 and 2025, the Bank held $4.1 million and $2.5 million, respectively, in stock of the FHLB of New York. At  June 30, 2026 and 2025, the Company held $120,000 in stock of ACBB and BCG combined.

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

Management believes no impairment charge was necessary related to the FHLB, ACBB or BCG stock as of  June 30, 2026 or  June 30, 2025.

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

Goodwill and Other Intangible Assets

The Company accounts for business combinations using the purchase accounting method. Purchase accounting requires that all assets acquired and liabilities assumed be recorded at their estimated fair values as of the acquisition date. Any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill. Conversely, a gain is recorded if the purchase price is below the fair value of the net assets acquired. The Company recorded goodwill through the merger of Regal Bancorp that it tests for impairment at least annually and more frequently as conditions warrant. As of  June 30, 2026, goodwill amounted to $20.4 million. The Company evaluated and concluded that goodwill was not impaired as of that date.

Goodwill is not amortized to expense, but is evaluated for impairment at least annually. Write-downs of the balance are charged to expense in the period in which goodwill is determined to be impaired. The Company recorded goodwill through the merger of Regal Bancorp that is tested for impairment in the fourth quarter of every year, or more frequently as conditions warrant. As of  June 30, 2026, goodwill amounted to $20.4 million. The Company engaged an independent third-party appraiser to perform a qualitative assessment of goodwill as of June 30, 2026, which concluded that goodwill was not impaired as of that date.

Intangible assets are amortized over their estimated lives. The Company recorded a core deposit premium intangible through the merger of Regal Bancorp that is amortized on an accelerated basis over ten years. At  June 30, 2026, the core deposit premium intangible asset had a gross carrying amount of $9.1 million and accumulated amortization of $4.0 million.

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

June 30, 2026 and 2025

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

Noninterest income is accounted for under ASC 606, Revenue from Contracts with Customers, and is discussed in greater detail below. Fees and service charges related to deposit accounts are largely based on contracts with customers that are short-term in nature and where the performance obligations are satisfied as services are rendered. Fees are either fixed at a specific amount or assessed as a percentage of the transaction amount. No judgments or estimates are required by management to determine the amount and timing of the related revenue. Descriptions of the primary revenue contracts included as components of noninterest income are as follows:

●	Monthly service charges - general service fees for monthly account maintenance. These fees are charged as earned within the monthly statement period that the transactions occurred.

●

Account fees and charges - activity or transaction-based fees for deposit-related services including, but not limited to, account overdraft fees, wire transfer fees and stop payment fees. Fees are received at the time of transaction execution concurrent with the fulfillment of performance obligations.

●

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

Comprehensive Income (Loss)

U.S. GAAP requires comprehensive income (loss) and its components to be reported when a company presents a full set of financial statements. The term comprehensive income (loss) refers to net income (loss) plus other comprehensive income, that is, certain revenues, expenses, gains, and losses that are reported as separate components of equity instead of net income. For the Company, the primary component of other comprehensive income (loss) is the unrealized actuarial gains or losses on the defined pension plan. The Company has elected to report these effects on the consolidated statements of comprehensive income.

Advertising Costs

Advertising costs are expensed in the period in which they are incurred and recorded as non-interest expense in the consolidated statements of income (loss). Advertising expense was approximately $488,000 and $385,000 for years ended  June 30, 2026 and 2025, respectively.

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

June 30, 2026 and 2025

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with accounting guidance which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the Company’s evaluation, no significant income tax uncertainties were identified. Therefore, the Company recognized no adjustment for unrecognized tax benefits for the years ended  June 30, 2026 or  June 30, 2025.

The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income. No interest and penalties were recorded during year ended  June 30, 2026 or 2025.

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require improved reportable segment information on an annual and interim basis, primarily through enhanced disclosures about significant segment expenses. This update will be effective for financial statements issued for fiscal years beginning after December 15, 2023, and interim periods for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this standard on July 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require improved annual income tax disclosures surrounding rate reconciliation, income taxes paid, and other disclosures. This update will be effective for annual financial statements issued for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU require annual disclosure of more detailed tax rate reconciliation categories and income taxes paid by geography and jurisdiction. The Company adopted this standard on July 1, 2025, which did not have a material impact on our financial statements. The Company updated its income tax disclosures in its Form 10‑K for the year ended June 30, 2026, using the prospective method of adoption.

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

In September 2025, FASB issued ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to adapt to the agile basis predominantly used to develop software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-06 will have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). This update amends the guidance in ASC 326 on the accounting for certain purchased loans and expands the use of the “gross-up approach” to a broader population of acquired loans, establishing a new category termed “purchased seasoned loans.” Under ASU 2025-08, entities must account for acquired loans that meet certain criteria at acquisition by recognizing the loan at its purchase price plus an allowance for expected credit losses. This aligns the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-08 will have a material impact on its consolidated financial statements.

In December 2025, FASB issued ASU 2025-11 Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This update improves navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of ASU 2025-11 will have a material impact on its consolidated financial statements.

In December 2025, FASB issued ASU 2025-12 Codification Improvements ("ASU 2025-12"). This update makes changes to the Accounting Standards Codification affecting a wide variety of topics to clarify, correct errors and make minor improvements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of ASU 2025-12 will have a material impact on its consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events for recognition or disclosure through  September 25, 2026, the date consolidated financial statements were available to be issued.

2.	Earnings (Loss) Per Share

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Year Ended June 30,
	2026	2025
	(Dollars in thousands, except per share amounts)
Net income	$3,353	$5,136
Weighted average number of common shares outstanding	8,425,873	9,261,575
Less: Average unallocated ESOP shares	(646,539)	(684,570)
Less: Average unvested restricted stock awards	(286,970)	(145,063)
Weighted average common shares outstanding used to calculate basic earnings per common share	7,492,364	8,431,942
Add: Dilutive effect of common stock equivalents	144,075	12,413
Weighted average common shares outstanding used to calculate diluted earnings per common share	7,636,439	8,444,355
Basic income (loss) per common share	$0.45	$0.61
Diluted income (loss) per common share	$0.44	$0.61
Number of common stock equivalents excluded from the calculation of diluted earnings as they are anti-dilutive	500,924	760,593

3.	Investment Securities

The amortized cost and approximate fair values of securities held-to-maturity at  June 30, 2026 and  June 30, 2025 are as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$78,006	$3	$(11,842)	$66,167
Federal Home Loan Mortgage Corporation	40,130	—	(5,477)	34,653
Government National Mortgage Association	176	2	—	178
Subordinated Debt	11,000	—	(161)	10,839
CMO	1,642	—	(89)	1,553
Foreign Government Bonds	200	—	—	200
Total	$131,154	$5	$(17,569)	$113,590

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$86,657	$2	$(14,436)	$72,223
Federal Home Loan Mortgage Corporation	45,009	1	(6,488)	38,522
Government National Mortgage Association	218	1	—	219
Subordinated Debt	7,750	—	(609)	7,141
CMO	2,011	—	(121)	1,890
Foreign Government Bonds	200	—	—	200
Total	$141,845	$4	$(21,654)	$120,195

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The amortized cost and fair value of securities held-to-maturity by contractual maturity at  June 30, 2026 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	June 30, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	11,000	10,839
Due after 10 years	—	—
Mortgage-backed securities	119,954	102,551
Total	$131,154	$113,590

At  June 30, 2026 and  June 30, 2025, the Bank had $27,000 and $37,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the years ended  June 30, 2026 and  June 30, 2025:

	June 30,	June 30,
	2026	2025
	(In thousands)
Net (losses) gains recognized on equity securities	$(10)	$13
Less: Net gains recognized on equity securities sold/acquired	—	—
Net unrealized (losses) gains recognized on equity securities	$(10)	$13

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

At  June 30, 2026 and  June 30, 2025, mortgage-backed securities with a carrying value of approximately $1.6 million and $1.7 million, respectively, were pledged as collateral to secure public funds on deposit.

4.	Loans Receivable

Loans at  June 30, 2026 and  June 30, 2025 are summarized as follows:

	June 30, 2026	June 30, 2025
	(In thousands)
Owner occupied commercial real estate loans	$48,903	$55,127
Other commercial real estate loans	92,663	72,542
Multi-family loans	252,924	219,934
Commercial and industrial loans	18,797	12,253
Total commercial loans	413,287	359,856
Residential mortgage loans	475,870	427,345
Consumer and other loans	15,331	13,038
Total loans	904,488	800,239
Allowance for credit losses	(5,938)	(5,362)
Deferred loan costs, net	2,641	2,289
Loans receivable, net	$901,191	$797,166

The Company engages primarily in the lending of fixed-rate and adjustable-rate residential mortgage and consumer loans and adjustable-rate commercial loans. Lending activities are primarily targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include economic, political and global conditions and changes in interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure in these areas of lending are minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards that contain loan-to-value ratios of generally no more than 75% for multi-family and commercial loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion are generally insured by private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

At  June 30, 2026, commercial loans represented 45.7% of total loans, while residential mortgage, consumer and other loans represented 54.3%, nearly all of which was concentrated within our primary market area in New Jersey. The Company holds 95.5% of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use, owner occupied and non-owner occupied loans, with less than 1% secured by office buildings. At  June 30, 2026, the Company had no non-accrual loans.

 The following tables summarize the activity in the allowance for credit losses by loan class for the years ended  June 30, 2026 and  June 30, 2025.

	June 30, 2026
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	1
Provisions (credits)	(194)	7	(91)	70	667	116	575
Ending balance	$481	$186	$1,739	$206	$2,975	$351	$5,938
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$481	$186	$1,739	$206	$2,975	$351	$5,938
Loans Receivable:
Ending balance	$48,903	$92,663	$252,924	$18,797	$475,870	$15,331	$904,488
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$48,903	$92,663	$252,924	$18,797	$475,870	$15,331	$904,488

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

	June 30, 2025
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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The following tables present the credit risk profile of loans by class and fiscal year of origination as of  June 30, 2026 and  June 30, 2025:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$3,175	$—	$6,884	$3,702	$7,570	$27,572	$—	$48,903
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$3,175	$—	$6,884	$3,702	$7,570	$27,572	$—	$48,903
Other Commercial Real Estate
Risk Rating
Pass	$28,221	$5,687	$1,339	$3,450	$886	$53,080	$—	$92,663
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$28,221	$5,687	$1,339	$3,450	$886	$53,080	$—	$92,663
Multi-Family
Risk Rating
Pass	$46,067	$52,730	$28,209	$25,224	$21,870	$78,824	$—	$252,924
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$46,067	$52,730	$28,209	$25,224	$21,870	$78,824	$—	$252,924
Commercial and Industrial
Risk Rating
Pass	$8,971	$1,360	$869	$3,042	$1,321	$3,234	$—	$18,797
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$8,971	$1,360	$869	$3,042	$1,321	$3,234	$—	$18,797
Residential Mortgage
Risk Rating
Pass	$97,723	$65,064	$49,303	$46,960	$67,429	$149,391	$—	$475,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$97,723	$65,064	$49,303	$46,960	$67,429	$149,391	$—	$475,870
Consumer and other
Risk Rating
Pass	$1,686	$730	$669	$279	$51	$404	$11,512	$15,331
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and other	$1,686	$730	$669	$279	$51	$404	$11,512	$15,331
Total Loans
Pass	$185,843	$125,571	$87,273	$82,657	$99,127	$312,505	$11,512	$904,488
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$185,843	$125,571	$87,273	$82,657	$99,127	$312,505	$11,512	$904,488
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The following tables present the recorded investment in loans receivable by major category and credit quality indicators at  June 30, 2026 and  June 30, 2025:

	June 30, 2026
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$48,903	$—	$—	$—	$48,903
Other commercial real estate	92,663	—	—	—	92,663
Multi-family	252,924	—	—	—	252,924
Commercial and industrial	18,797	—	—	—	18,797
Residential mortgage	475,870	—	—	—	475,870
Consumer and other	15,331	—	—	—	15,331
Total	$904,488	$—	$—	$—	$904,488

	June 30, 2025
		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In thousands)
Owner occupied commercial real estate	$55,127	$—	$—	$—	$55,127
Other commercial real estate	72,542	—	—	—	72,542
Multi-family	219,934	—	—	—	219,934
Commercial and industrial	12,253	—	—	—	12,253
Residential mortgage	427,345	—	—	—	427,345
Consumer and other	13,038	—	—	—	13,038
Total	$800,239	$—	$—	$—	$800,239

The following table presents the amortized cost basis of non-accrual loans and loans 90 days or more past due and still accruing, by loan portfolio class with related allowance, as of  June 30, 2026:

June 30, 2026
Non-Accrual Loans
	With a	Without a
	Related	Related
	Allowance	Allowance	Total
(In thousands)
Commercial and Industrial	$—	$—	$—

The following tables provide a breakdown of impaired loans by loan portfolio class and related allowance as of  June 30, 2025:

June 30, 2025
Non-Accrual Loans
	With a	Without a
	Related	Related
	Allowance	Allowance	Total
(In thousands)
Commercial and Industrial	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The following tables present the classes of loans summarized by the past due status as of  June 30, 2026 and  June 30, 2025:

	June 30, 2026
			90 Days
			or More
			Past Due
			and Still
	30-59 Days	60-89 Days	Accruing	Non-	Total	Total
	Past Due	Past Due	Past Due	Accrual	Past Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$48,903	$48,903
Other commercial real estate	—	—	—	—	—	92,663	92,663
Multi-family	—	—	—	—	—	252,924	252,924
Commercial and industrial	—	—	—	—	—	18,797	18,797
Residential mortgage	1,525	629	—	—	2,154	473,716	475,870
Consumer and other	47	—	—	—	47	15,284	15,331
Total	$1,572	$629	$—	$—	$2,201	$902,287	$904,488

	June 30, 2025
			90 Days
			or More
			Past Due
			and Still
	30-59 Days	60-89 Days	Accruing	Non-	Total	Total
	Past Due	Past Due	Past Due	Accrual	Past Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$55,127	$55,127
Other commercial real estate	—	—	—	—	—	72,542	72,542
Multi-family	—	—	—	—	—	219,934	219,934
Commercial and industrial	—	—	—	—	—	12,253	12,253
Residential mortgage	1,467	478	—	—	1,945	425,400	427,345
Consumer and other	67	—	—	—	67	12,971	13,038
Total	$1,534	$478	$—	$—	$2,012	$798,227	$800,239

As of  June 30, 2026, the Bank had made no loan modifications to creditors experiencing financial difficulty.

5.	Premises and Equipment, net

Premises and equipment at  June 30, 2026 and  June 30, 2025 are summarized as follows:

	June 30,	June 30,
	2026	2025
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,078	9,024
Furniture, fixtures and equipment	6,889	6,123
	16,893	16,073
Accumulated depreciation	(12,078)	(11,131)
Total premises and equipment, net	$4,815	$4,942

Depreciation expense amounted to $947,000 and $910,000 for the years ended  June 30, 2026 and  June 30, 2025, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

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

	Year Ended June 30,
	2026	2025
	(Dollars in thousands)
Right-of-use asset	$2,747	$3,156
Lease liability	$2,785	$3,211
Weighted-average remaining lease term, in years	3.53	4.23
Weighted-average discount rate	1.56%	1.50%

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of  June 30, 2026 are as follows:

June 30,
2026
(In thousands)
June 30, 2027	$888
June 30, 2028	785
June 30, 2029	733
June 30, 2030	353
June 30, 2031	103
Thereafter	—
Total future minimum lease payments	2,862
Less: imputed interest	(77)
Total	$2,785

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of  June 30, 2026 are as follows:

	Year Ended June 30,
	2026	2025
	(In thousands)
Operating lease cost	$880	$878
Cash paid for amounts included in measurement of lease liabilities	$851	$818

7.	Goodwill and Intangible Assets

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The changes in the carrying amount of goodwill and core deposit intangibles are summarized as follows:

	June 30, 2026	June 30, 2025
	(In thousands)
Balance at beginning of period	$26,708	$28,141
Acquisition of Regal Bancorp	—	—
Amortization expense	(1,168)	(1,433)
Balance at end of period	$25,540	$26,708

Goodwill and Intangible assets at  June 30, 2026 and  June 30, 2025:

	June 30, 2026	June 30, 2025
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangible, net of amortization	5,123	6,291
Goodwill and intangible assets	$25,540	$26,708

As of  June 30, 2026, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2027	$951
2028	774
2029	657
2030	650
Thereafter	2,091
Total	$5,123

8.	Deposits

Deposits at  June 30, 2026 and  June 30, 2025 consisted of the following:

	June 30,	June 30,
	2026	2025
	(In thousands)
Demand accounts:
Interest-bearing	$389,869	$319,829
Noninterest-bearing	128,155	114,107
Total demand accounts	518,024	433,936
Savings and club	128,689	143,881
Certificates of deposit	279,708	268,205
Total	$926,421	$846,022

Certificates of deposit with balances in excess of the FDIC insurance limit of $250,000 at  June 30, 2026 and  June 30, 2025 amounted to approximately $30.4 million and $24.9 million, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

At  June 30, 2026, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending June 30, 2027	$257,380
Year ending June 30, 2028	19,122
Year ending June 30, 2029	1,750
Year ending June 30, 2030	646
Year ending June 30, 2031	810
Total	$279,708

9.	Borrowings

At  June 30, 2026 there were $65.0 million of borrowings from the FHLB of New York.

At  June 30, 2026 and  June 30, 2025, the Company could borrow overnight funds from the FHLB-NY under a redesigned overnight advance program up to the Company's maximum borrowing capacity based on the Company's ability to collateralize such borrowings. At  June 30, 2026, the Company's maximum borrowing capacity was $135.0 million.

At  June 30, 2026 and  June 30, 2025, the Company's Board of Directors had authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (“FRB-NY”). All borrowings are secured by pledges of the Company's qualifying loan portfolio and are generally on overnight terms with an interest rate quoted at the time of the borrowing.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

10.	Benefit Plans

Retirement Plan

The Bank has a non-contributory pension plan covering all eligible employees. The plan is a defined benefit plan that provides benefits based on a participant’s years of service and overall annual compensation.

The following tables set forth the plan’s funded status and components of net periodic pension:

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
	(Dollars in thousands)
Change in benefit obligation:
Obligation, beginning	$14,491	$14,564
Service cost	—	—
Interest cost	648	661
Actuarial (gain) loss	49	78
Benefit payments	(884)	(812)
Curtailments	—	—
Obligation, ending	$14,304	$14,491
Change in plan assets:
Fair value of plan assets, beginning	$16,533	$16,075
Actual gain (loss) on plan assets	1,386	1,270
Employer contributions	—	—
Benefit payments	(884)	(812)
Fair value of plan assets, ending	$17,035	$16,533
Funded status,
Accumulated benefit obligation	$14,304	$14,491
Projected benefit obligation	$(14,304)	$(14,491)
Fair value of assets	17,035	16,533
Funded status included in other assets	$2,731	$2,042
Assumptions used to determine benefit obligation:
Discount rate	5.22%	5.06%
Rate of increase in compensation	n/a	n/a

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The Company's mortality rate assumptions use the projected mortality improvement scale, Mortality Projection-2021, as published by the Society of Actuaries. The components of the pension and post-retirement net periodic benefit cost for the periods indicated are provided in the table below:

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
	(Dollars in thousands)
Net periodic pension cost included the following:
Service cost	$—	$—
Interest cost	648	661
Expected return on plan assets	(960)	(919)
Net amortization	—	25
Net periodic pension cost included in salaries and employee benefits	$(312)	$(233)
Assumptions used to determine net periodic pension cost:
Discount rate	5.22%	5.06%
Rate of increase in compensation	n/a	n/a
Rate of return on plan assets	6.50%	6.50%

For the years ended  June 30, 2026 and 2025, the plan’s assets realized an annual return of approximately 8%. The weighted-average allocation by asset category is as follows:

	June 30,	June 30,
	2026	2025
Cash and equivalents	2%	1%
Fixed income securities and mutual funds	76	53
Equity securities and mutual funds	22	46
	100%	100%

The fair values of the Bank’s pension plan assets at  June 30, 2026 and  June 30, 2025, by asset category (see Note 16 for the definitions of levels), are as follows:

	Assets at Fair Value as of June 30, 2026
				Fair
Asset Category	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Cash	$274	$—	$—	$274
Equity securities	140	—	—	140
Mutual funds - equity	3,537	—	—	3,537
Bonds - fixed income	13,084	—	—	13,084
Total	$17,035	$—	$—	$17,035

	Assets at Fair Value as of June 30, 2025
				Fair
Asset Category	(Level 1)	(Level 2)	(Level 3)	Value
	(In thousands)
Cash	$173	$—	$—	$173
Equity securities	283	—	—	283
Mutual funds - equity	7,239	—	—	7,239
Mutual funds - fixed income	8,838	—	—	8,838
Total	$16,533	$—	$—	$16,533

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The Bank did not contribute to the pension plan during the year ended  June 30, 2026. Benefit payments, which reflect expected future service, are expected to be paid as follows:

Year ending June 30:	(In thousands)
2027	$4,431
2028	986
2029	1,017
2030	1,445
2031	903
Thereafter	4,917
$13,699

As of  June 30, 2026 and  June 30, 2025, unrecognized net loss of $1.0 million and $1.4 million, respectively, was included in accumulated other comprehensive income.

Savings and Investment Plan

The Bank has a savings and investment plan, pursuant to Section 401(k) of the Internal Revenue Code, for all eligible employees. Under this plan, employees may make voluntary contributions in an amount equal to not less than 2% of their eligible compensation during a plan year. In addition, the Bank will make contributions equal to 3% of the plan year compensation for all eligible employees. The Bank, at its discretion, may make an additional matching contribution to those participants employed at each plan year end. Plan contributions approximated $282,000 and $264,000 for the years ended  June 30, 2026 and  June 30, 2025, respectively. No additional matching contributions were made during the years ended  June 30, 2026 and  June 30, 2025.

Deferred Compensation

The Bank has deferred compensation plans for directors and certain officers that permit the deferral of director fees and officer compensation. Amounts deferred earn interest at rates comparable to rates the Bank pays on deposit accounts. At  June 30, 2026 and  June 30, 2025, liabilities under the plans totaled approximately $1.89 million and $1.52 million, respectively. Interest expense approximated $70,000 and $59,000 for the years ended  June 30, 2026 and  June 30, 2025, respectively.

11.	Stock- Based Compensation

The Company has several compensation and benefit arrangements involving shares of the Company’s stock. Stock-based compensation involves the following components for the years ended  June 30, 2026, and 2025:

	June 30, 2026	June 30, 2025
	(In thousands)
Fair value of 38,032 shares earned by ESOP participants	$620	$439

Incentive Plan Awards:
Stock options	$741	$327
Restricted stock awards	778	340
Total stock-based compensation expense	$1,519	$667
Related tax benefits recognized in earnings	$-	$188

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of  June 30, 2026, there were 183,959 shares available for future grants.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

Stock Options

On November 21, 2024, the Company granted 237,695 stock options to non-employee directors. On January 29, 2025, February 5, 2025 and December 17, 2025, the Company granted 465,889, 57,009 and 58,805, respectively, of stock options to certain officers and employees of the Company. The stock options vest in equal annual installments over a five-year period beginning on the first anniversary of the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth information regarding the grants:

Date of grant	November 21, 2024	January 29, 2025	February 5, 2025	December 17, 2025
Options granted	237,695	465,889	57,009	58,805
Exercise price	$11.04	$12.50	$12.36	$16.55
Vesting period (years)	5.00	5.00	5.00	5.00
Expiration date	November 21, 2034	January 29, 2035	February 5, 2035	December 17, 2035
Expected Volatility(1)	27.90%	27.87%	27.87%	28.70%
Expected term (years)(2)	6.50	6.50	6.50	6.50
Expected dividend yield(3)	0.00%	0.00%	0.00%	1.44%
Forfeiture rate	0.00%	0.00%	0.00%	0.00%
Risk free rate of return(4)	4.36%	4.44%	4.33%	3.91%
Fair value per option	$4.24	$4.82	$4.73	$5.18

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

The following table represents stock option activities for the period indicated:

	Year Ended June 30, 2026
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value

Balance at beginning of period	760,593	$12.03	—	$—
Granted	58,805	16.55	—	—
Exercised	(23,770)	12.50	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	795,628	$12.35	8.60	$5,829

Exercisable - June 30, 2026	128,349	$11.95	8.52	$993

Year Ended June 30, 2025
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term (years)	Intrinsic Value

Balance at beginning of period	—	$—	—	$—
Granted	760,593	12.03	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	760,593	$12.03	9.77	$1,116

Exercisable - June 30, 2025	—	$—	—	$—

The aggregate intrinsic value is calculated by multiplying the number of in-the-money shares by the difference between the Company’s closing price on the last trading day of the period and the exercise price.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

Restricted Stock Awards

On November 21, 2024, the Company granted 95,075 restricted stock awards to non-employee directors. On January 29, 2025, February 5, 2025 and December 17, 2025, the Company granted 186,356, 22,800 and 23,522, respectively, of restricted stock awards to certain officers and employees. The restricted stock awards vest in equal annual installments over a five-year period beginning on the date of grant. The restricted stock awards are measured based on grant-date fair value, which reflects the closing price of the Company’s stock on the date of grant.

The following table represents information regarding restricted stock award activities for the periods indicated:

	Year Ended June 30,
	2026		2025

		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value Per Share	Shares	Date Fair Value Per Share

Balance at beginning of period - non-vested	304,231	$12.03	—	$—
Granted	23,522	16.55	304,231	12.03
Vested	(60,850)	12.03	—	—
Forfeited or expired	—	—	—	—
Balance at end of period - non-vested	266,903	$12.43	304,231	$12.03

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of  June 30, 2026:

		Weighted
		Average
	Amount	Period (years)
	(In thousands)
Stock options	$2,760	3.63
Restricted stock awards	2,932	3.65
Total	$5,692

ESOP

The Company maintains the Somerset Regal Bank Employee Stock Ownership Plan (the "ESOP"). Coincident with its conversion on September 19, 2023, the Company loaned the ESOP $7.6 million, and the ESOP trust purchased 760,634 shares of the Company's common stock at $10.00 per share. The loan is secured by the shares purchased, which are held until allocated to participants. Shares are released for allocation to participants as loan payments are made. Loan payments are principally funded by discretionary cash contributions by the Bank, as well as dividends, if any, paid to the ESOP on unallocated shares. Shares are allocated to eligible participants at the end of the plan year ( December 31) on the basis of compensation, subject to federal limits.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

Under applicable accounting requirements, the Company records compensation expense for the ESOP equal to the fair market value of shares when they are earned and committed to be released to participants' accounts under the plan. The principal outstanding of the ESOP loan was $6.7 million and $6.9 million at  June 30, 2026, and 2025, respectively. Total compensation expense recognized in connection with the ESOP was $620,000 and $439,000 for the years ended  June 30, 2026, and 2025, respectively.

Shares held by the ESOP were as follows:

	June 30, 2026	June 30, 2025
	(Dollars in thousands)
Allocated to participants	114,095	76,064
Committed to be allocated	19,016	19,016
Unallocated	627,523	665,554
Total ESOP shares	760,634	760,634

Fair value of unearned shares	$12,350	$8,985

12.	Income Taxes

Prior to the year ended  June 30, 2024, the Bank qualified as a Savings Institution under the provisions of the Internal Revenue Code and, therefore, prior to January 1, 1996, was permitted to calculate its bad debt deduction using either the experience method or the specific charge off method. Retained earnings at  June 30, 2026 and  June 30, 2025 included approximately $5.3 million of such bad debt allowance for which federal income taxes have not been provided. After January 1, 1996, the Bank was only permitted to deduct actual charge offs. If such amount is used for purposes other than for bad debt losses, including distributions in liquidation, it will be subject to income tax at the then current rate.

The components of income tax expense are as follows for years ended  June 30, 2026 and  June 30, 2025:

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
	(In thousands)
Current tax expense:
Federal income	$339	$117
State income	54	79
Total current	393	196
Deferred tax expense:
Federal income	447	612
State income	234	183
Total deferred	681	795
Change in valuation allowance	(27)	—
Total	$1,047	$991

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

The following table presents a reconciliation between the effective income tax expense and the income tax expense which would be computed by applying the federal statutory tax rate of 21% for the years ended  June 30, 2026 and  June 30, 2025:

	June 30, 2026		June 30, 2025
	Amount	Percent	Amount	Percent
	(In thousands)		(In thousands)
Federal income tax expense, at the statutory rate	$924	21%	$1,287	21%
Increases (decreases) in taxes resulting from:
New Jersey state tax, net of federal income tax effect	220	5%	207	3%
Bank owned life insurance	(223)	(5)%	(532)	(8)%
Other items, net	143	3%	29	0%
Change in federal valuation allowance	(17)	0%	—	—%
Effective income tax expense	$1,047	24%	$991	16%

The following table presents income taxes paid (net of refunds received) for the year ended June 30, 2026:

June 30, 2026
(In thousands)
Federal	$100
New Jersey	—
Total	$100

The tax effects of existing temporary differences that give rise to deferred income tax assets and liabilities are as follows:

	June 30, 2026	June 30, 2025
	(In thousands)
Deferred tax assets:
ESOP	$118	$60
Capital loss carryover	586	586
Deferred compensation	674	570
Unrecognized pension loss	286	392
Deferred loan fees	23	13
Allowance for credit loss	1,901	1,749
Compensation	535	396
Depreciation	381	432
Federal net operating loss	—	624
State net operating loss	304	535
Charitable contributions	1,552	1,579
Fair value adjustments related to acquisition	402	941
Total deferred tax assets	6,762	7,877
Deferred tax liabilities:
Core deposit intangible	1,440	1,768
Prepaid pension	1,053	966
Deferred loan costs	149	178
Other	34	92
Total deferred tax liabilities	2,676	3,004
Valuation allowance	2,138	2,165
Net deferred income tax asset included in other assets	$1,948	$2,708

A deferred tax asset or liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of such deferred tax items is reduced by the amount that is more likely than not to be realized based on available evidence. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible. At  June 30, 2026 and  June 30, 2025, the Company had a valuation allowance of $2.1 million and $2.2 million, respectively.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

A corporation may carry forward net operating losses to the succeeding 20 taxable years for New Jersey state tax purposes. As of  June 30, 2026, the Bank had total state net operating loss carryforwards of approximately $4.3 million that expire beginning in tax year 2044.

Management assesses the available evidence to estimate whether sufficient future taxable income will be generated to realize the existing deferred tax asset. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, a valuation allowance of $2.1 million was established for the year ended  June 30, 2026 attributable to the Company's five-year charitable contribution and capital loss carryforwards. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income increased or if objective evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth. Net deferred tax assets are included in other assets on the Consolidated Statements of Financial Condition.  At  June 30, 2026 and  June 30, 2025, the Company had a valuation allowance of $2.1 million and $2.2 million, respectively.

13.	Commitments and Contingencies

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

At  June 30, 2026, total unfunded loan-related commitments, including lines of credit, amounted to $71.0 million, comprised of $40.8 million for unused equity lines of credit and $30.2 million to originate and purchase loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities in the consolidated statements of financial condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the consolidated statements of income, however the Company recorded no expense for the years ended  June 30, 2026 or  June 30, 2025. The balance for unfunded commitments was $0 at both  June 30, 2026 and 2025.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

14.	Regulatory Capital

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

Market risk, credit risk, operational risk and deposits are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of  June 30, 2026, management believes that the Bank met all capital adequacy requirements to which it was subject. As of  June 30, 2026, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios are as follows:

			To be Well Capitalized
			under Prompt Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
June 30, 2026:
Tier 1 capital (to average total assets)	$153,342	13.81%	$99,945	9.00%
June 30, 2025:
Tier 1 capital (to average total assets)	$162,261	15.51%	$94,167	9.00%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

15.	Related-Party Transactions

In the ordinary course of business, the Bank has engaged, and continues to engage, in banking transactions with its directors, officers and their related parties.

At  June 30, 2026, the Bank had $195,000 in outstanding loans to directors, officers and their related parties.

	June 30,	June 30,
	2026	2025
	(In thousands)
Balance, beginning of year	$267	$330
New loans and advances	—	—
Repayments	(72)	(63)
Balance, end of year	$195	$267

Deposits from directors, officers and their related parties held by the Bank at  June 30, 2026 and  June 30, 2025 amounted to $8.0 million and $14.1 million, respectively.

The Company leases two branch facilities under agreements with companies directly or indirectly affiliated with a director, as a result of the Merger. Lease expense recognized in connection with these leases amounted to $240,000 for the year ended  June 30, 2026.

16.	Fair Value Measurements and Disclosures

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

For financial assets measured at fair value on a recurring basis as of  June 30, 2026 and  June 30, 2025, the fair value measurements by level within the fair value hierarchy used are as follows:

	June 30, 2026
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

Financial Assets Measured at Fair Value on a Nonrecurring Basis

There were no financial assets measured at fair value on a nonrecurring basis at June 30, 2026 and June 30, 2025.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

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

Carrying amounts and estimated fair value measurements by level within the fair value hierarchy of the Company's financial instruments used at June 30, 2026 and June 30, 2025 were as follows:

	June 30, 2026
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$71,461	$71,461	$71,461	$—	$—
Securities held-to-maturity, at amortized cost	131,154	113,590	—	113,590	—
Restricted equity securities, at cost	4,235	4,235	—	4,235	—
Loans receivable, net	901,191	897,123	—	—	897,123
Accrued interest receivable	3,477	3,477	—	3,477	—
Financial Liabilities:
Deposits	926,421	924,949	646,713	278,236	—
Borrowings	65,000	65,000	65,000	—	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

	June 30, 2025
Description	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$57,779	$57,779	$57,779	$—	$—
Securities held-to-maturity, at amortized cost	141,845	120,195	—	120,195	—
Restricted equity securities, at cost	2,608	2,608	—	2,608	—
Loans receivable, net	797,166	770,473	—	—	770,473
Accrued interest receivable	3,072	3,072	—	3,072	—
Financial Liabilities:
Deposits	846,022	844,489	577,817	266,672	—
Borrowings	30,000	30,000	30,000	—	—

17.	Condensed Financial Statements of Parent Company

Financial information pertaining to SR Bancorp, Inc. only is as follows:

	June 30, 2026	June 30, 2025
	(In thousands)	(In thousands)
Assets
Cash held at Somerset Regal Bank	$3,927	$5,411
Loan to Somerset Regal Bank ESOP	6,695	6,869
Other assets	337	293
Due from Somerset Regal Bank	92	680
Investment in Somerset Regal Bank	171,392	180,951
Total assets	$182,443	$194,204

Liabilities and equity
Other liabilities	$648	$424
Shareholders' equity	181,795	193,780
Total liabilities and equity	$182,443	$194,204

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
	(In thousands)	(In thousands)
Income and Expense
Interest income on ESOP loan	$576	$591
Other expense	903	154
(Loss) income before income tax expense and equity in undistributed net income of Somerset Regal Bank	(327)	437
Income tax (benefit) expense	(92)	122
(Loss) income before undistributed net income of Somerset Regal Bank	(235)	315
Equity in undistributed net income of Somerset Regal Bank	3,588	4,821
Net Income	3,353	5,136

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

— Continued

June 30, 2026 and 2025

	Year Ended	Year Ended
	June 30,	June 30,
	2026	2025
	(In thousands)	(In thousands)
Cash Flows From Operating Activities:
Net income	$3,353	$5,136
Adjustments to reconcile net income to cash provided by operating activities:
Undistributed net (earnings) of Somerset Regal Bank	(3,588)	(4,821)
Stock-based compensation	114	52
Change in other assets and other liabilities	2,417	364
Net cash provided by operating activities	2,296	731
Cash Flows From Investing Activities:
Investment in Somerset Regal Bank	(1,853)	(1,341)
Dividends from Somerset Regal Bank	15,000	15,000
Principal payment received on ESOP loan	175	161
Net cash provided by investing activities	13,322	13,820
Cash Flows From Financing Activities:
Repurchase of common stock	(16,023)	(11,324)
Cash dividends paid on common stock	(1,689)	(444)
Change in due from Somerset Regal Bank	588	(159)
Cash paid for excise taxes on repurchased shares	(113)	—
Exercise of stock options	237	—
Receipts from equity plan participants for withholding taxes on share-based awards	191	—
Cash paid for withholding taxes on share-based awards	(293)	—
Net cash used in financing activities	(17,102)	(11,927)
Net (decrease) increase in cash and cash equivalents	$(1,484)	$2,624
Cash and cash equivalents, beginning of period	5,411	2,787
Cash and cash equivalents, end of period	$3,927	$5,411