Form 10-Q
period 2026-09-30
SR Bancorp, Inc.
filed 2026-11-12
CIK 1951276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 09, 2026, the registrant had 7,793,906 shares of common stock, $0.01 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited).

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

September 30, 2026 (Unaudited) and June 30, 2026

(In thousands, except for share data)

	September 30,	June 30,
	2026	2026

Assets
Cash and due from banks	$4,488	$3,838
Interest-bearing deposits at other banks	55,700	67,623
Total cash and cash equivalents	60,188	71,461
Securities held-to-maturity, at amortized cost	122,656	131,154
Equity securities, at fair value	24	27
Loans receivable, net of allowance for credit losses of $6,116 and $5,938, respectively	947,379	901,191
Premises and equipment, net	4,605	4,815
Right-of-use asset	2,539	2,747
Restricted equity securities, at cost	2,885	4,235
Accrued interest receivable	3,794	3,477
Bank owned life insurance	38,658	38,389
Goodwill and intangible assets	25,284	25,540
Other assets	8,355	9,139
Total assets	$1,216,367	$1,192,175
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	98,643	128,155
Interest-bearing	880,603	798,266
Total deposits	979,246	926,421
Borrowings	35,000	65,000
Advance payments by borrowers for taxes and insurance	9,109	9,639
Accrued interest payable	225	216
Lease liability	2,571	2,785
Other liabilities	7,899	6,319
Total liabilities	1,034,050	1,010,380
Equity
Preferred Stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 50,000,000 authorized; 7,917,229 and 7,934,356 shares issued and outstanding as of September 30, 2026, and June 30, 2026, respectively	79	79
Additional paid-in capital	66,622	66,465
Retained earnings	122,889	122,257
Unearned compensation ESOP	(6,180)	(6,275)
Accumulated other comprehensive loss	(1,093)	(731)
Total stockholders' equity	182,317	181,795
Total liabilities and stockholders' equity	$1,216,367	$1,192,175

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income

For the Three Months Ended September 30, 2026 and 2025

(In thousands, except for share data, unaudited)

	Three Months Ended
	September 30,
	2026	2025
Interest Income
Loans, including fees	$12,678	$10,895
Securities:
Taxable	615	584
Interest bearing deposits at other banks	405	456
Total interest income	13,698	11,935
Interest Expense
Deposits:
Demand	2,260	1,565
Savings and time	2,587	2,395
Borrowings	549	380
Total interest expense	5,396	4,340
Net Interest Income	8,302	7,595
Provision for Credit Losses	177	171
Net Interest Income After Provision for Credit Losses	8,125	7,424
Noninterest Income
Service charges and fees	239	230
Increase in cash surrender value of bank owned life insurance	269	265
Fees and service charges on loans	39	32
Unrealized loss on equity securities	(3)	(2)
Realized gain on sale of loans	42	—
Other	16	40
Total noninterest income	602	565
Noninterest Expense
Salaries and employee benefits	4,088	3,853
Occupancy	548	536
Furniture and equipment	339	353
Data processing	546	540
Advertising	139	130
FDIC premiums	123	120
Directors fees	104	97
Professional fees	453	437
Insurance	128	134
Telephone, postage and supplies	159	202
Other	670	692
Total noninterest expense	7,297	7,094
Income Before Income Tax Expense	1,430	895
Income Tax Expense	362	202
Net Income	$1,068	$693
Basic earnings per share	$0.15	$0.09
Diluted earnings per share	$0.15	$0.09
Weighted average number of common shares outstanding - basic	7,042,332	7,845,230
Weighted average number of common shares outstanding - diluted	7,325,728	7,927,521

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three Months Ended September 30, 2026 and 2025

(In thousands, unaudited)

	Three Months Ended
	September 30,
	2026	2025
Net Income	$1,068	$693
Other Comprehensive Income
Change in defined pension plan for unrealized actuarial (losses) gains net of income tax benefit of $142 and $(113), respectively	(362)	289
Total other comprehensive (loss) income	(362)	289
Total comprehensive income	$706	$982

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the Three Months Ended September 30, 2026 and 2025

(In thousands, unaudited)

						Accumulated
	Common	Common	Additional		Unearned	Other
	Stock	Stock	Paid in	Retained	ESOP	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
Balance, June 30, 2026	7,934,356	$79	$66,465	$122,257	$(6,275)	$(731)	$181,795
Net income	—	—	—	1,068	—	—	1,068
Other comprehensive (loss), net of tax	—	—	—	—	—	(362)	(362)
Repurchase of common shares	(17,127)	—	(331)	—	—	—	(331)
Cash dividends declared on common stock, $0.06 per share	—	—	—	(436)	—	—	(436)
ESOP shares earned, 9,508 shares	—	—	91	—	95	—	186
Incentive plan compensation expense	—	—	397	—	—	—	397
Balance, September 30, 2026	7,917,229	$79	$66,622	$122,889	$(6,180)	$(1,093)	$182,317
Balance, June 30, 2025	8,875,170	$89	$80,843	$120,505	$(6,655)	$(1,002)	$193,780
Net income	—	—	—	693	—	—	693
Other comprehensive (loss), net of tax	—	—	—	—	—	289	289
Repurchase of common shares	(198,310)	(2)	(2,924)	—	—	—	(2,926)
Cash dividends declared on common stock, $0.05 per share	—	—	—	(400)	—	—	(400)
ESOP shares earned, 9,508 shares	—	—	43	—	95	—	138
Incentive plan compensation expense	—	—	359	—	—	—	359
Balance, September 30, 2025	8,676,860	$87	$78,321	$120,798	$(6,560)	$(713)	$191,933

The accompanying notes are an integral part of these consolidated financial statements

SR Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended September 30, 2026 and 2025

(In thousands, except for share data, unaudited)

	Three Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$1,068	$693
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	177	171
Depreciation	236	218
Deferred income tax (benefit) expense	(142)	72
Accretion of acquisition fair value adjustments, net	(303)	(618)
Amortization of core deposit intangible asset	256	315
Net amortization of premiums and discounts on securities	30	42
Net amortization of deferred loan fees, costs and discounts	102	50
Income from cash surrender value of bank owned life insurance	(269)	(265)
Stock-based compensation expense	583	497
Unrealized loss on equity securities	3	2
Gain on sale of loans held for sale	(42)	—
Proceeds from sales of loans held for sale	1,751	—
Originations of loans held for sale	(1,709)	—
(Increase) decrease in:
Accrued interest receivable	(316)	(87)
Other assets	(232)	470
Increase (decrease) in other liabilities	1,580	(338)
Net cash provided by operating activities	2,773	1,222
Cash Flows from Investing Activities
Proceeds from maturities, calls and principal repayments of securities held-to-maturity	8,468	3,570
Purchase of securities held-to-maturity	—	—
Net (decrease) increase in loans receivable	(45,333)	(28,793)
Purchase of bank owned life insurance	—	—
Purchase of premises and equipment	(26)	(76)
Redemption (purchase) of restricted equity securities	1,350	(225)
Net cash used in investing activities	(35,541)	(25,524)
Cash Flows from Financing Activities
Net increase in interest bearing deposits	82,325	20,764
Net (decrease) increase in noninterest bearing deposits	(29,512)	2,811
Net decrease in advance payments by borrowers for taxes and insurance	(530)	(392)
Net (decrease) increase in borrowings	(30,000)	5,000
Dividends paid	(460)	(429)
Repurchase of common stock	(328)	(2,926)
Cash paid for excise taxes on repurchased shares	—	—
Exercise of stock options	—	—
Receipts from equity plan participants for withholding taxes on share-based awards	—	—
Cash paid for withholding taxes on share-based awards	—	—
Net cash provided by financing activities	21,495	24,828
Net (decrease) increase in cash and cash equivalents	(11,273)	526
Cash and Cash Equivalents, Beginning of Period	71,461	57,779
Cash and Cash Equivalents, End of Period	$60,188	$58,305
Supplementary Cash Flow Information
Cash paid during the period for:
Interest paid	$5,247	$4,287
Income taxes paid	—	$—

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

The interim Consolidated Financial Statements reflect all adjustments, including normal and recurring accruals, which are, in the opinion of management, considered necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the full fiscal year or any other period. In preparing the Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and the results of operations for the periods presented. Actual results could differ from these estimates.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended  June 30, 2026.

Business

SR Bancorp, Inc., a Maryland corporation, is the holding company for Somerset Regal Bank. The Bank, a New Jersey chartered commercial bank which was formed in 1887, serves Essex, Hunterdon, Middlesex, Morris, Somerset and Union counties in New Jersey. As a locally managed commercial bank, the Bank provides retail and commercial banking services to individuals, businesses and local municipalities through its 14 full-service branch locations.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Adopted Accounting Changes

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

In March 2024, the FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards ("ASU 2024-01"). This update provides guidance for profits interest and similar awards. The Company adopted ASU 2024-01 on July 1, 2025, which did not have a material impact on its consolidated financial statements.

Accounting Standards Update 2024-02, Codification Improvements ("ASU 2024-02"), amends the Codification to remove references to various concept statements and impacts a variety of topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance, but in most instances the references removed are extraneous and not required to understand or apply the guidance. Generally, the amendments in ASU 2024-02 are not intended to result in significant accounting changes for most entities. The Company adopted ASU 2024-02 on July 1, 2025, which did not have a material impact on its consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

Accounting Standards Update 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures ("ASU 2024-03") requires additional expense disclosures by public entities in the notes to the financial statements. ASU 2024-03 outlines the specific costs that are required to be disclosed, which include costs such as: employee compensation, depreciation, intangible asset amortization, and selling costs. It also requires qualitative descriptions of the amounts remaining in the relevant income statement captions that are not separately disaggregated quantitatively in the notes to the financial statements and the entity's definition of selling expenses. The disclosures are required for each interim and annual reporting period. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. In January 2025, the FASB issued Accounting Standards Update 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Clarifying the Effective Date" ("ASU 2025-01"), clarifying the interim reporting date when an entity must adopt ASU 2024-03. According to ASU 2025-01, ASU 2024-03 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on our consolidated financial statements, which is not expected to have a material impact on our financial statements.

In September 2025, FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). This update modernizes internal-use software guidance to adapt to the agile basis predominantly used to develop software. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-06 will have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans (“ASU 2025-08”). This update amends the guidance in ASC 326 on the accounting for certain purchased loans and expands the use of the “gross-up approach” to a broader population of acquired loans, establishing a new category termed “purchased seasoned loans.” Under ASU 2025-08, entities must account for acquired loans that meet certain criteria at acquisition by recognizing the loan at its purchase price plus an allowance for expected credit losses. This aligns the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026 on a prospective basis. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-08 will have a material impact on its consolidated financial statements.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). This update improves navigability of the required interim disclosures and clarifies when that guidance is applicable. The amendments in this Update are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company does not expect the adoption of ASU 2025-11 will have a material impact on its consolidated financial statements.

In December 2025, FASB issued ASU 2025-12, Codification Improvements ("ASU 2025-12"). This update makes changes to the Accounting Standards Codification affecting a wide variety of topics to clarify, correct errors and make minor improvements. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company does not expect the adoption of ASU 2025-12 will have a material impact on its consolidated financial statements.

Subsequent Events

The Company has evaluated subsequent events occurring after  September 30, 2026 up to the date these financial statements were issued and filed with the Securities and Exchange Commission and has not identified any subsequent events.

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

The following table presents the composition of the weighted average common shares used in the earnings per share calculation:

	Three Months Ended
	September 30,
	2026	2025
Net income	$1,068	$693
Weighted average number of common shares outstanding	7,932,004	8,810,261
Less: Average unallocated ESOP shares	(622,769)	(660,800)
Less: Average unvested restricted stock awards	(266,903)	(304,231)
Weighted average common shares outstanding used to calculate basic earnings per common share	7,042,332	7,845,230
Add: Dilutive effect of common stock equivalents	283,396	82,291
Weighted average common shares outstanding used to calculate diluted earnings per common share	7,325,728	7,927,521
Basic income per common share	$0.15	$0.09
Diluted income per common share	$0.15	$0.09
Number of common stock equivalents excluded from the calculation of diluted earnings as they are anti-dilutive	58,805	760,593

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.	Investment Securities

The Company owned no investment securities available-for-sale at  September 30, 2026 or  June 30, 2026. The amortized cost and approximate fair value of securities held-to-maturity are as follows at the dates indicated:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$75,902	$4	$(15,388)	$60,518
Federal Home Loan Mortgage Corporation	38,875	11	(7,127)	31,759
Government National Mortgage Association	167	1	—	168
Subordinated Debt	6,000	—	(63)	5,937
CMO	1,512	—	(90)	1,422
Foreign Government Bonds	200	—	—	200
Total	$122,656	$16	$(22,668)	$100,004

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Federal National Mortgage Association	$78,006	$3	$(11,842)	$66,167
Federal Home Loan Mortgage Corporation	40,130	—	(5,477)	34,653
Government National Mortgage Association	176	2	—	178
Subordinated Debt	11,000	—	(161)	10,839
CMO	1,642	—	(89)	1,553
Foreign Government Bonds	200	—	—	200
Total	$131,154	$5	$(17,569)	$113,590

The amortized cost and fair value of securities held-to-maturity by contractual maturity at  September 30, 2026 are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities are assigned to categories based on contractual maturity except for mortgage-backed securities and CMOs, which are based on the estimated average life of the securities.

	September 30, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
Due within 1 year	$—	$—
Due after 1 but within 5 years	200	200
Due after 5 but within 10 years	6,000	5,937
Due after 10 years	—	—
Mortgage-backed securities	116,456	93,867
Total	$122,656	$100,004

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On a quarterly basis, management evaluates whether there is a credit loss associated with any declines in fair value on its securities portfolio. Management considers the nature of the collateral, default rates, delinquency rates, credit ratings and interest rate changes, among other factors. The Company's held-to-maturity portfolio predominantly consists of mortgage-backed securities issued by the U.S. government and government-sponsored agencies for which management has determined to have no expected credit loss. The Company's held-to-maturity portfolio also included an investment grade subordinated note issued by a bank holding company located in New Jersey. At  September 30, 2026 and  June 30, 2026, the Company had no securities held-to-maturity that were past due 30 days or more with respect to principal or interest payments.

Equity securities consisted of several equity investments in consumer banking and financial services companies. At  September 30, 2026 and  June 30, 2026, the Company had $24,000 and $27,000, respectively, in equity securities recorded at fair value. The following is a summary of unrealized and realized gains and losses recognized in net income on equity securities for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
Net loss recognized on equity securities	$(3)	$(2)
Less: Net gain recognized on equity securities sold/acquired	—	—
Net unrealized loss recognized on equity securities	$(3)	$(2)

At  September 30, 2026 and  June 30, 2026, mortgage-backed securities with a carrying value of $7.3 million were pledged as collateral to secure public funds on deposit. During the three months ended September 30, 2026 and 2025, there were no sales of securities held-to-maturity.

4.	Loans Receivable

Loans at  September 30, 2026 and  June 30, 2026 are summarized as follows:

	September 30,	June 30,
	2026	2026
	(In thousands)
Owner occupied commercial real estate loans	$47,050	$48,903
Other commercial real estate loans	$94,490	92,663
Multi-family loans	$284,466	252,924
Commercial and industrial loans	$19,678	18,797
Total commercial loans	445,684	413,287
Residential mortgage loans	$489,742	475,870
Consumer and other loans	$15,283	15,331
Total loans	950,709	904,488
Allowance for credit losses	(6,116)	(5,938)
Deferred loan costs, net	2,786	2,641
Loans receivable, net	$947,379	$901,191

The Company engages primarily in the lending of fixed-rate and adjustable-rate residential mortgage loans and adjustable-rate commercial and multifamily real estate loans. Lending activities are targeted to individuals within the Company's geographic footprint. Risks associated with lending activities include changes in economic conditions and interest rates, which can adversely impact both the ability of borrowers to repay their loans and the value of the associated collateral. Credit risk exposure is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-income ratios, credit scores and conservative underwriting standards with loan-to-value ratios of generally no more than 75% for commercial loans, 75% for multifamily loans and 80% for residential loans. Residential mortgage loans granted in excess of the 80% loan-to-value ratio criterion generally require private mortgage insurance. The real estate home equity portfolio consists of fixed-rate home equity loans and variable-rate home equity lines of credit. Risks associated with second lien loans secured by residential properties are generally lower than commercial loans and include general economic risks, such as the strength of the job market, employment stability and the strength of the housing market.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

At  September 30, 2026 and  June 30, 2026, commercial loans represented 46.9% and 45.7% of total loans, respectively, while residential mortgage and consumer and other loans represented 53.1% and 54.3%, respectively, nearly all of which is concentrated within our primary market area in New Jersey. At  September 30, 2026 and  June 30, 2026, the Company held 95.6% and 95.5%, respectively, of its commercial loan portfolio in commercial real estate, consisting of multi-family, mixed use and owner occupied loans, with less than 2.12% secured by office buildings as of  September 30, 2026 and less than 1.0% secured by office buildings as of  June 30, 2026. The Company had one non-accrual residential loan of $99,000 at  September 30, 2026 and no non-accrual commercial loans at September 30, 2026 and June 30, 2026.

The following tables summarize the activity in the allowance for credit losses by loan class for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$481	$186	$1,739	$206	$2,975	$351	$5,938
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	1
Provisions (credits)	(17)	1	187	7	(1)	—	177
Ending balance	$464	$187	$1,926	$214	$2,974	$351	$6,116
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$464	$187	$1,926	$214	$2,974	$351	$6,116
Loans Receivable:
Ending balance	$47,050	$94,490	$284,466	$19,678	$489,742	$15,283	$950,709
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$47,050	$94,490	$284,466	$19,678	$489,742	$15,283	$950,709

	Three Months Ended September 30, 2025
	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Allowance for Credit Losses:
Beginning balance	$675	$179	$1,830	$135	$2,308	$235	$5,362
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—
Provisions (credits)	(38)	40	27	61	68	13	171
Ending balance	$637	$219	$1,857	$196	$2,376	$248	$5,533
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$637	$219	$1,857	$196	$2,376	$248	$5,533
Loans Receivable:
Ending balance	$52,385	$80,969	$224,867	$17,646	$439,851	$13,786	$829,504
Ending balance,
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Ending balance,
Collectively evaluated for impairment	$52,385	$80,969	$224,867	$17,646	$439,851	$13,786	$829,504

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table presents the credit risk profile of loans by class and fiscal year of origination as of  September 30, 2026 and  June 30, 2026:

	September 30, 2026
	2027	2026	2025	2024	2023	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$—	$2,135	$—	$6,851	$3,647	$34,417	$—	$47,050
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$—	$2,135	$—	$6,851	$3,647	$34,417	$—	$47,050
Other Commercial Real Estate
Risk Rating
Pass	$5,197	$28,060	$5,668	$1,334	$3,432	$50,799	$—	$94,490
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$5,197	$28,060	$5,668	$1,334	$3,432	$50,799	$—	$94,490
Multi-Family
Risk Rating
Pass	$46,208	$46,775	$49,816	$28,116	$25,027	$88,524	$—	$284,466
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$46,208	$46,775	$49,816	$28,116	$25,027	$88,524	$—	$284,466
Commercial and Industrial
Risk Rating
Pass	$20	$11,364	$1,350	$859	$1,650	$4,435	$—	$19,678
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$20	$11,364	$1,350	$859	$1,650	$4,435	$—	$19,678
Residential Mortgage
Risk Rating
Pass	$26,341	$94,702	$63,436	$48,119	$46,604	$210,540	$—	$489,742
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$26,341	$94,702	$63,436	$48,119	$46,604	$210,540	$—	$489,742
Consumer and Other
Risk Rating
Pass	$429	$1,327	$711	$285	$208	$419	$11,904	$15,283
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$429	$1,327	$711	$285	$208	$419	$11,904	$15,283
Total Loans
Pass	$78,195	$184,363	$120,981	$85,564	$80,568	$389,134	$11,904	$950,709
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$78,195	$184,363	$120,981	$85,564	$80,568	$389,134	$11,904	$950,709
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving	Total
	(In thousands)
Owner Occupied Commercial Real Estate
Risk Rating
Pass	$3,175	$—	$6,884	$3,702	$7,570	$27,572	$—	$48,903
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Owner Occupied Commercial Real Estate	$3,175	$—	$6,884	$3,702	$7,570	$27,572	$—	$48,903
Other Commercial Real Estate
Risk Rating
Pass	$28,221	$5,687	$1,339	$3,450	$886	$53,080	$—	$92,663
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Other Commercial Real Estate	$28,221	$5,687	$1,339	$3,450	$886	$53,080	$—	$92,663
Multi-Family
Risk Rating
Pass	$46,067	$52,730	$28,209	$25,224	$21,870	$78,824	$—	$252,924
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Multi-Family	$46,067	$52,730	$28,209	$25,224	$21,870	$78,824	$—	$252,924
Commercial and Industrial
Risk Rating
Pass	$8,971	$1,360	$869	$3,042	$1,321	$3,234	$—	$18,797
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Commercial and Industrial	$8,971	$1,360	$869	$3,042	$1,321	$3,234	$—	$18,797
Residential Mortgage
Risk Rating
Pass	$97,723	$65,064	$49,303	$46,960	$67,429	$149,391	$—	$475,870
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage	$97,723	$65,064	$49,303	$46,960	$67,429	$149,391	$—	$475,870
Consumer and Other
Risk Rating
Pass	$1,686	$730	$669	$279	$51	$404	$11,512	$15,331
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Consumer and Other	$1,686	$730	$669	$279	$51	$404	$11,512	$15,331
Total Loans
Pass	$185,843	$125,571	$87,273	$82,657	$99,127	$312,505	$11,512	$904,488
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total Loans	$185,843	$125,571	$87,273	$82,657	$99,127	$312,505	$11,512	$904,488
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  September 30, 2026, the Company had one residential mortgage loan totaling $99,000 that was considered collateral dependent and was placed on non-accrual. In October 2026, the borrower remitted all past-due amounts, bringing the loan current, and the loan was restored to accrual status. As of  June 30, 2026, the Company had no collateral dependent or non-accrual loans.

The following tables present the classes of loans summarized by past due status as of  September 30, 2026 and  June 30, 2026:

	September 30, 2026
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$47,050	$47,050
Other commercial real estate	—	—	—	—	—	94,490	94,490
Multi-family	—	—	—	—	—	284,466	284,466
Commercial and industrial	—	—	—	—	—	19,678	19,678
Residential mortgage	3,499	152	—	99	3,750	485,992	489,742
Consumer and other	45	98	—	—	143	15,140	15,283
Total	$3,544	$250	$—	$99	$3,893	$946,816	$950,709

	June 30, 2026
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

At  September 30, 2026 and  June 30, 2026, the Company had no foreclosed real estate owned and there were no loan modifications to borrowers experiencing financial difficulty.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Premises and Equipment

Premises and equipment at  September 30, 2026 and  June 30, 2026 are summarized as follows:

	September 30,	June 30,
	2026	2026
	(In thousands)
Land	$926	$926
Buildings and leasehold improvements	9,095	9,078
Furniture, fixtures and equipment	6,898	6,889
Total	16,919	16,893
Accumulated depreciation	(12,314)	(12,078)
Net	$4,605	$4,815

Depreciation expense amounted to $236,000 and $218,000 for the three months ended September 30, 2026 and 2025, respectively.

6.	Leases

The Company accounts for its leases in accordance with ASC Topic 842. The Company's right-of-use asset and operating lease liability are recognized at lease commencement based on the present value of the remaining lease payment obligations using discount rates that represent the Company’s incremental borrowing rate as of the lease commencement dates. The Company leases only office space and equipment under operating leases, with original lease terms ranging from five to ten years. The Company elected not to include short-term leases with initial terms of twelve months or less on the Consolidated Statements of Financial Condition. As of   September 30, 2026, the Company had not entered into any material leases that have not yet commenced. The operating lease agreements recognized on the Consolidated Statements of Financial Condition as a right-of-use asset and a corresponding lease liability, as well as other information related to the Company's operating leases, are summarized in the table below.

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
Operating lease cost	$218	$219
Cash paid for amounts included in the measurement of lease liabilities	$214	$212

	September 30,	June 30,
	2026	2026
	(In thousands)
Right-of-use asset	$2,539	$2,747
Lease liability	$2,571	$2,785
Weighted-average remaining lease term, in years	3.33	3.53
Weighted-average discount rate	1.56%	1.56%

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Future undiscounted minimum lease payments for operating leases with initial terms of one year or more as of September 30, 2026 are as follows:

(Dollars in
September 30, 2026	thousands)
2027	$663
2028	785
2029	733
2030	353
2031	104
Thereafter	—
Total future minimum lease payments	2,638
Less: imputed interest	(67)
Total	$2,571

7.	Goodwill and Intangible Assets

Goodwill and core deposit intangibles resulted from the Company's acquisition of Regal Bancorp in September 2023, which was accounted for under FASB ASC 805, Business Combinations. As of  September 30, 2026, the carrying amount of goodwill was $20.4 million and the carrying amount of the core deposit intangibles, net of accumulated amortization, was $4.9 million. The intangible assets are related to core deposits and are being amortized over 10 years, using an accelerated method.

The changes in the carrying amount of goodwill and core deposit intangibles for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
Balance at beginning of period	$25,540	$26,708
Amortization expense	(256)	(315)
Balance at end of period	$25,284	$26,393

Goodwill and intangible assets at  September 30, 2026 and  June 30, 2026:

	September 30,	June 30,
	2026	2026
	(In thousands)
Goodwill	$20,417	$20,417
Core deposit intangibles, net of amortization	4,867	5,123
Goodwill and intangible assets	$25,284	$25,540

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  September 30, 2026, the amortization of the core deposit intangibles in future fiscal years is as follows:

Amount
(In thousands)
2027	$694
2028	774
2029	657
2030	650
Thereafter	2,092
Total	$4,867

8.	Deposits

Deposits at  September 30, 2026 and  June 30, 2026 consisted of the following:

	September 30,	June 30,
	2026	2026
	(In thousands)
Demand accounts:
Interest-bearing	$428,195	$389,869
Noninterest-bearing	98,643	128,155
Total demand accounts	526,838	518,024
Savings and club	120,318	128,689
Certificates of deposit	332,090	279,708
Total	$979,246	$926,421

As of  September 30, 2026 and  June 30, 2026, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $193.9 million and $191.6 million, respectively. Certificates of deposit with balances in excess of the Federal Deposit Insurance Corporation (the "FDIC") insurance limit of $250,000 at  September 30, 2026 and  June 30, 2026 amounted to approximately $71.3 million and $70.9 million, respectively. Uninsured deposits totaling $32.1 million and $26.7 million at  September 30, 2026 and  June 30, 2026, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

At  September 30, 2026, the scheduled maturities of certificates of deposit are as follows:

(In thousands)
Year ending September 30, 2027	$270,482
Year ending September 30, 2028	58,626
Year ending September 30, 2029	1,594
Year ending September 30, 2030	776
Year ending September 30, 2031	612
Total	$332,090

9.	Borrowings

The Company can borrow overnight funds from the Federal Home Loan Bank (the "FHLB") under a redesigned overnight advance program up to the Company’s maximum borrowing capacity based on the Company’s ability to collateralize such borrowings, subject to limits authorized by the Company's Board of Directors. At  September 30, 2026 and  June 30, 2026, the Company's maximum authorized borrowing capacity at the FHLB was $165.0 million.

At  September 30, 2026, the Company had an outstanding borrowing of $35.0 million with the Federal Home Loan Bank of New York at a fixed rate of 3.67% maturing on September 8, 2027. At  June 30, 2026, the Company had outstanding borrowings totaling $65.0 million with the Federal Home Loan Bank of New York.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of  September 30, 2026 and  June 30, 2026, the Company's Board of Directors had authorized borrowings of up to $25.0 million from the Federal Reserve Bank of New York (the “FRB-NY”), secured by pledges of the Company’s qualifying loan portfolio and generally on overnight terms with an interest rate quoted at the time of the borrowing. The Company had no outstanding borrowings from the FRB-NY at  September 30, 2026 or  June 30, 2026.

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

At  September 30, 2026, total unfunded loan-related commitments, including lines of credit, amounted to $106.5 million, comprised of $38.8 million for unused equity lines of credit and $67.7 million to originate loans, expiring within three months.

At  June 30, 2026, total unfunded loan-related commitments, including lines of credit, amounted to $71.0 million, comprised of $40.8 million for unused equity lines of credit and $30.2 million to originate loans, expiring within three months.

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

A reserve for unfunded commitments is recognized and included in other liabilities on the Consolidated Statements of Financial Condition. Periodic adjustments to either increase or decrease the reserve are recognized in non-interest expense in the Consolidated Statements of Income. The Company recorded $0 and $5,000 of expense for the three months ended September 30, 2026 and 2025, respectively. The balance for unfunded commitments was $60,000 at  September 30, 2026 and  June 30, 2026.

11.	Stock-Based Compensation

The Company has several compensation and benefit arrangements involving shares of the Company’s stock. Stock-based compensation expense included the following components for the three-month periods ended  September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025
	(In thousands)
Fair value of 9,508 shares earned by ESOP participants	$186	$138

Incentive Plan Awards:
Stock options	$193	$176
Restricted stock awards	204	183
Total incentive plan compensation expense	$397	$359

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

On November 20, 2024, the Company adopted the SR Bancorp, Inc. 2024 Equity Incentive Plan ("2024 Equity Plan”). The 2024 Equity Plan authorizes 1,331,110 shares of common stock for equity-based compensation awards including restricted stock awards, restricted stock units, non-qualified stock options, and incentive stock options. As of  September 30, 2026, there were 183,959 shares available for future grants.

Stock Options

The following table represents stock option activities for the periods indicated:

Three Months Ended September 30, 2026
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
(In thousands)
Balance at beginning of period	795,628	$12.35	—	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	795,628	$12.35	8.35	$5,169

Exercisable - September 30, 2026	128,349	$11.95	8.27	$886

Three Months Ended September 30, 2025
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
(In thousands)
Balance at beginning of period	760,593	$12.03	9.52	$1,116
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period	760,593	$12.03	9.27	$2,326

Exercisable - September 30, 2025	—	$—	—	$—

The aggregate intrinsic value is calculated by multiplying the number of in-the-money shares by the difference between the Company’s closing price on the last day of the reporting period and the exercise price.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Stock Awards

The following table represents information regarding restricted stock award activities for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value
	of Shares	Per Share	of Shares	Per Share
Balance at beginning of period-non-vested	266,903	$12.43	304,231	$12.03
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited or expired	—	—	—	—
Balance at end of period-non-vested	266,903	$12.43	304,231	$12.03

The following table sets forth the total compensation cost related to non-vested awards not yet recognized and the weighted average period (in years) over which it is expected to be recognized as of  September 30, 2026:

		Weighted
		Average
		Period
	Amount	(years)
	(In thousands)
Stock options	$2,567	3.38
Restricted stock awards	2,728	3.40
Total	$5,295

12.	Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the maintenance of minimum amounts and ratios (set forth in the following table) of total capital, Tier 1 capital (as defined in the regulations) and common equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. A capital conservation buffer of 2.50%, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements and must be maintained to avoid limitations on capital distributions.

In 2021, the Bank adopted the new community bank leverage ratio framework. This framework simplifies the regulatory capital requirements by requiring the Bank to meet only the Tier 1 capital to average assets (leverage) ratio. The Bank must only maintain a leverage ratio greater than the 8.0% required minimum to be considered well capitalized under this framework. The Bank can opt out of the new framework and return to the risk-weighting framework at any time.

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Market risk, credit risk, operational risk and deposit outflows are some of the factors that can impact the capital adequacy ratio and in turn, adversely affect the performance of the Bank. As of  September 30, 2026, the Bank met all capital adequacy requirements to which it is subject. As of  September 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are as follows:

			To be Well
			Capitalized
			under Prompt
			Corrective
	Actual		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
September 30, 2026:
Tier 1 capital (to average total assets)	$155,292	13.46%	$92,283	8.00%
June 30, 2026:
Tier 1 capital (to average total assets)	$153,342	13.81%	$99,945	9.00%

13.	Fair Value Measurements and Disclosures

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

For financial assets measured at fair value on a recurring basis as of  September 30, 2026 and  June 30, 2026, the fair value measurements by level within the fair value hierarchy used are as follows:

	September 30, 2026
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

There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2026 and 2025.

Financial Assets Measured at Fair Value on a Nonrecurring Basis

There were no financial assets measured at fair value on a nonrecurring basis at  September 30, 2026 and  June 30, 2026.

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

Carrying amounts and estimated fair value measurements by level within the fair value hierarchy of the Company's financial instruments used at  September 30, 2026 and  June 30, 2026 were as follows:

	September 30, 2026
	Carrying	Fair
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$60,188	$60,179	$60,179	$—	$—
Securities held-to-maturity, at amortized cost	122,656	100,004	—	100,004	—
Restricted equity securities, at cost	2,885	2,885	—	2,885	—
Loans receivable, net	947,379	929,500	—	—	929,500
Accrued interest receivable	3,794	3,794	—	3,794	—
Financial Liabilities:
Deposits	979,246	976,895	647,156	329,739	—
Borrowings	35,000	34,679	34,679	—	—

SR Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	June 30, 2026
	Carrying	Fair
Description	Value	Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial Assets:
Cash and cash equivalents	$71,461	$71,461	$71,461	$—	$—
Securities held-to-maturity, at amortized cost	131,154	113,590	—	113,590	—
Restricted equity securities, at cost	4,235	4,235	—	4,235	—
Loans receivable, net	901,191	897,123	—	—	897,123
Accrued interest receivable	3,477	3,477	—	3,477	—
Financial Liabilities:
Deposits	926,421	924,949	646,713	278,236	—
Borrowings	65,000	65,000	65,000	—	—

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

Loans

The fair values of performing loans were estimated by segregating the portfolio into its primary loan categories—owner occupied commercial real estate, other commercial real estate, multi-family, commercial and industrial, residential and consumer. These categories were further disaggregated based upon significant financial characteristics such as type of interest rate (fixed/variable). The Company discounts the contractual cash flows for each loan category using market interest rates for loans with similar terms to borrowers of similar quality and incorporates estimates of future loan prepayments.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis of the Company’s consolidated financial condition as of September 30, 2026 and the results of operations for the three months ended September 30, 2026 and 2025 should be read in conjunction with the Consolidated audited Financial Statements, including notes thereto, and the other information therein included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, as filed with the Securities and Exchange Commission, and in conjunction with the Consolidated Statements of Financial Condition as of September 30, 2026, the Consolidated Statements of Income, the Consolidated Statements of Comprehensive Income, the Consolidated Statements of Changes in Stockholders’ Equity and the Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025. The Consolidated Statement of Financial Condition as of June 30, 2026 was derived from the audited Consolidated Statements of Financial Condition that was included in the Company's Annual Report on Form 10-K for the year ended June 30, 2026. As used in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” and the “Company” refer to SR Bancorp, Inc., and its consolidated subsidiaries, unless otherwise noted.

Forward-Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, financial condition and performance, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected, including potential recessionary conditions;

•

inflation and changes in the interest rate environment or the shape of the yield curve that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, and/or increase the level of defaults, losses and prepayments on loans we have made and make;

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

During the year ended June 30, 2026, we performed a qualitative assessment of goodwill. Based on that assessment, we determined that it was more likely than not that the reporting unit’s fair value was not less than its carrying amount. We concluded that our goodwill was not impaired as of June 30, 2026. As of September 30, 2026, no triggering events were identified and therefore, we did not perform an interim impairment evaluation.

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

Comparison of Financial Condition at September 30, 2026 and June 30, 2026

Total Assets. Total assets increased $24.2 million, or 2.0%, to $1.22 billion at September 30, 2026 from $1.19 billion at June 30, 2026. The increase was driven primarily by new loan originations, resulting in an increase of $46.2 million in loans receivable, partially offset by decreases in cash and cash equivalents of $11.3 million and securities of $8.5 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $11.3 million, or 15.8%, to $60.2 million at September 30, 2026 from $71.5 million at June 30, 2026 as excess funds were used to fund loan growth.

Securities. Securities held-to-maturity decreased $8.5 million, or 6.5%, to $122.7 million at September 30, 2026 from $131.2 million at June 30, 2026. The decrease was primarily due to the call of a subordinated note, resulting in cash proceeds of $5.0 million, as well as principal repayments and maturities on mortgage-backed securities, with no new purchases during the period.

Loans. Loans receivable, net, increased $46.2 million, or 5.1%, to $947.4 million at September 30, 2026 from $901.2 million at June 30, 2026, driven by multi-family loan growth of $31.5 million and residential mortgage loan growth of $13.9 million as a result of strong market demand. During the three months ended September 30, 2026, we originated $65.9 million of loans and purchased an additional $12.9 million.

Bank Owned Life Insurance. Bank owned life insurance increased $269,000, or 0.7%, to $38.7 million at September 30, 2026 from $38.4 million at June 30, 2026 due to an increase in the cash surrender value of the underlying assets.

Goodwill and Intangible Assets. Goodwill and the core deposit intangible asset recognized from the acquisition of Regal Bancorp in September 2023 totaled $25.3 million at September 30, 2026 compared to $25.5 million at June 30, 2026. The decrease was due to the amortization of the core deposit intangible asset.

Total Liabilities. Total liabilities increased $23.7 million, or 2.3%, to $1.03 billion at September 30, 2026 from $1.01 billion at June 30, 2026. The increase was primarily due to a $52.8 million increase in deposits, partially offset by a $30.0 million decrease in borrowings.

Deposits. Deposits increased $52.8 million, or 5.7%, to $979.2 million at September 30, 2026 from $926.4 million at June 30, 2026. Included in the Company’s deposits at September 30, 2026 were $50.0 million in brokered certificates of deposit obtained during the first fiscal quarter to pay down borrowings and fund loan growth. At September 30, 2026, $98.6 million, or 10.1%, of total deposits consisted of noninterest-bearing deposits. At September 30, 2026, $193.9 million, or 19.8%, of total deposits were uninsured.

Borrowings. At September 30, 2026 and June 30, 2026, the Company had $35.0 million and $65.0 million in outstanding borrowings, respectively, as the Company utilized brokered deposits to pay down borrowings and fund loan growth.

Total Equity. Total equity increased $522,000, or 0.3%, to $182.3 million at September 30, 2026 from $181.8 million at June 30, 2026. The increase was primarily due to net income of $1.1 million, partially offset by the payment of cash dividends at a cost of $436,000, a $362,000 increase in accumulated other comprehensive loss and the repurchase of 17,127 shares of common stock at a cost of $328,000.

Lending Activities

We offer a variety of loans, including residential, commercial real estate, multi-family, commercial and industrial and consumer loans. At September 30, 2026, residential mortgage loans comprised 51.5% of our total loan portfolio and commercial loans comprised 46.9%, which consisted largely of multi-family loans.

We have been successful in growing the commercial loan originations, specifically the multi-family originations, due to our strong relationships with our existing broker network and our competitive loan pricing. We intend to continue to further compete for a greater share of commercial loan originations in our primary market area by continuing these relationships and further strengthening newer relationships within our broker network and continuing to offer competitive loan pricing.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	September 30, 2026		June 30, 2026
	Amount	Percent	Amount	Percent
	(In thousands)
Owner occupied commercial real estate loans	$47,050	4.95%	$48,903	5.41%
Other commercial real estate loans	94,490	9.94%	92,663	10.24%
Multi-family loans	284,466	29.92%	252,924	27.96%
Commercial and industrial loans	19,678	2.07%	18,797	2.08%
Total commercial loans	445,684	46.88%	413,287	45.69%
Residential mortgage loans	489,742	51.51%	475,870	52.61%
Consumer and other loans	15,283	1.61%	15,331	1.69%
Total loans	950,709	100.00%	904,488	100.00%
Allowance for credit losses	(6,116)		(5,938)
Deferred loan costs, net	2,786		2,641
Loans receivable, net	$947,379		$901,191

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at September 30, 2026. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	Owner
	Occupied	Other		Commercial
	Commercial	Commercial	Multi-	and	Residential	Consumer
	Real Estate	Real Estate	Family	Industrial	Mortgage	and Other	Total
	(In thousands)
Amounts due in:
One year or less	$—	$1,347	$10,697	$2,110	$171	$9,711	$24,036
After one through five years	80	3,119	8,467	13,312	11,016	774	36,768
After five through 15 years	13,077	28,146	64,026	2,064	70,161	3,722	181,196
More than 15 years	33,893	61,878	201,276	2,192	408,394	1,076	708,709
Total	$47,050	$94,490	$284,466	$19,678	$489,742	$15,283	$950,709

Fixed Versus Adjustable-Rate Loans. The following tables set forth our fixed and adjustable-rate loans at September 30, 2026 that are contractually due after September 30, 2027.

	Due After September 30, 2027
	Fixed	Adjustable	Total
	(In thousands)
Owner occupied commercial real estate loans	$—	$47,050	$47,050
Other commercial real estate loans	—	93,143	93,143
Multi-family loans	—	273,769	273,769
Commercial and industrial loans	—	17,568	17,568
Total commercial loans	$—	$431,530	$431,530
Residential mortgage loans	349,680	139,891	489,571
Consumer and other loans	3,338	2,234	5,572
Total loans	$353,018	$573,655	$926,673

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

Generally, loans are placed on non-accrual status when payment of principal or interest is over 90 days delinquent unless the loan is considered well-secured and in the process of collection. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and factors indicating doubtful collection no longer exist, including performance by the borrower under the loan terms for a six-month period. All monitored loans, including those rated special mention, substandard, doubtful or loss, are reported to the Board of Directors on a quarterly basis. In addition, management presents a quarterly credit loss allowance analysis to our Board of Directors.

The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	September 30, 2026
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$47,050	$47,050
Other commercial real estate	—	—	—	—	—	94,490	94,490
Multi-family	—	—	—	—	—	284,466	284,466
Commercial and industrial	—	—	—	—	—	19,678	19,678
Residential mortgage	3,499	152	—	99	3,750	485,992	489,742
Consumer and other	45	98	—	—	143	15,140	15,283
Total	$3,544	$250	$—	$99	$3,893	$946,816	$950,709

	June 30, 2026
	Delinquency Status
			90 Days or
			More Past
			Due and
			Still		Total
	30-59 Days	60-89 Days	Accruing	Non-	Past	Total
	Past Due	Past Due	Past Due	Accrual	Due	Current	Total
	(In thousands)
Owner occupied commercial real estate	$—	$—	$—	$—	$—	$48,903	$48,903
Other commercial real estate	—	—	—	—	—	92,663	92,663
Multi-family	—	—	—	—	—	252,924	252,924
Commercial and industrial	—	—	—	—	—	18,797	18,797
Residential mortgage	1,525	629	—	—	2,154	473,716	475,870
Consumer and other	47	—	—	—	47	15,284	15,331
Total	$1,572	$629	$—	$—	$2,201	$902,287	$904,488

The Bank had no loan modifications to borrowers experiencing financial difficulty as of September 30, 2026 or June 30, 2026.

Non-Performing Assets. The following table sets forth information regarding our non-performing assets.

	September 30,	June 30,
	2026	2026
	(In thousands)
Non-accrual loans:
Residential mortgage loans	$99	$—
Commercial loans	—	—
Total non-accrual loans	99	—
Accruing loans past due 90 days or more:
Residential mortgage loans	—	—
Total non-performing loans	99	—
Real estate owned	—	—
Total non-performing assets	$99	$—
Total non-performing loans to total loans	0.01%	—%
Total non-accrual loans to total loans	0.01%	—%
Total non-performing assets to total assets	0.01%	—%

Allowance for Credit Losses

Our allowance for credit losses ("ACL") is maintained at a level necessary to absorb the current expected credit losses. Management, in determining the allowance for credit losses, considers historic losses and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for credit losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SR Bancorp—Critical Accounting Policies-Allowance for Credit Losses” in our Form 10-K for the year ended June 30, 2026 and in this Form 10-Q. The allowance for credit losses as of September 30, 2026 and June 30, 2026 were maintained at levels that represent management’s best estimate of current expected losses in the loan portfolio. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb current expected losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

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

	September 30, 2026
		Percent of
		ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$464	7.59%	4.95%	0.05%
Other commercial real estate loans	187	3.06	9.94	0.02
Multi-family loans	1,926	31.49	29.92	0.20
Commercial and industrial loans	214	3.50	2.07	0.02
Residential mortgage loans	2,974	48.62	51.51	0.31
Consumer and other loans	351	5.74	1.61	0.04
Total allocated allowance	6,116	100.00%	100.00%	0.64%
Allowance to non-performing loans	6178%
Allowance to total loans outstanding at the end of the period	0.64%
Net (charge-offs) recoveries to average loans outstanding during the period	—

	June 30, 2026
		Percent of
		ACL	Percent
		in Each	of Loans
		Category	in Each
		to Total	Category
		Allocated	to Total	ACL to
	ACL	Allowance	Loans	Total Loans
	(In thousands)
Owner occupied commercial real estate loans	$481	8.10%	5.42%	0.05%
Other commercial real estate loans	186	3.13	10.24	0.02
Multi-family loans	1,739	29.29	27.96	0.19
Commercial and industrial loans	206	3.47	2.08	0.02
Residential mortgage loans	2,975	50.10	52.61	0.33
Consumer and other loans	351	5.91	1.69	0.04
Total allocated allowance	5,938	100.00%	100.00%	0.65%
Allowance to non-performing loans	—
Allowance to total loans outstanding at the end of the period	0.65%
Net (charge-offs) recoveries to average loans outstanding during the period	—

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

At September 30, 2026 and June 30, 2026, our investment portfolio consisted entirely of securities held-to-maturity, which were securities and obligations issued by U.S. government-sponsored enterprises, subordinated debentures issued by financial institutions in the Mid-Atlantic region, collateralized mortgage obligations and foreign government bonds.

The following table presents the maturity distribution and weighted average yields of our investment securities portfolio on a contractual maturity basis and our residential mortgage-backed securities at September 30, 2026:

	September 30, 2026
	Held to Maturity
			Weighted
	Amortized	Fair	Average
	Cost	Value	Yield
	(In thousands)
Due within one year	$—	$—	0.00%
Due after one year through five years	200	200	4.43%
Due after five years through ten years	6,000	5,937	7.75%
Due after ten years	—	—	—
Residential mortgage-backed securities:
Issued by FNMA and FHLMC	114,777	92,277	1.63%
Issued by GNMA	167	168	5.25%
CMO	1,512	1,422	2.50%
Total	$122,656	$100,004	1.96%

For additional information regarding our investment securities portfolio, see Note 3 to the Notes to Financial Statements.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including noninterest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW accounts), savings accounts, money market accounts and certificates of deposit. At September 30, 2026 and June 30, 2026, we held $34.5 million and $29.1 million, respectively, of accounts from a variety of local municipal relationships, which are protected under a New Jersey supplemental insurance program with collateralized assets. At September 30, 2026 and June 30, 2026, we had brokered certificates of deposit of $50.0 million and $0, respectively.

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

The following table sets forth the distribution of total deposits by account type at the dates indicated.

	September 30, 2026			June 30, 2026
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(In thousands)
Noninterest-bearing demand deposits	$98,643	10.07%	—%	$128,155	13.83%	—%
Interest-bearing demand deposits	428,195	43.73	1.84	389,869	42.09	1.60
Savings and club accounts	120,318	12.29	0.06	128,689	13.89	0.07
Time deposits	332,090	33.91	3.36	279,708	30.19	3.35
Total	$979,246	100.00%		$926,421	100.00%

As of September 30, 2026 and June 30, 2026, the aggregate amount of uninsured deposits (deposits in amounts greater than $250,000, which is the maximum amount for federal deposit insurance) was $193.9 million and $191.6 million, respectively. In addition, as of September 30, 2026 and June 30, 2026, the aggregate amount of all our uninsured certificates of deposit was $30.5 million and $30.4 million, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance. Uninsured deposits totaling $32.1 million and $26.7 million at September 30, 2026, and June 30, 2026, respectively, of municipalities and local government agencies are protected under a New Jersey supplemental insurance program with collateralized assets.

The following table sets forth the maturity of the uninsured certificates of deposit as of the dates indicated.

	September 30,	June 30,
	2026	2026
	(In thousands)
Maturity Period:
Three months or less	$8,332	$7,477
Over three through six months	10,865	7,409
Over six through twelve months	9,873	12,795
Over twelve months	1,453	2,680
Total	$30,523	$30,361

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

General. Net income increased $375,000, or 54.1%, to $1.1 million for the three months ended September 30, 2026 compared to net income of $693,000 for the three months ended September 30, 2025. Net income for the three months ended September 30, 2026 and 2025 included $47,000 and $303,000, respectively, of net accretion income related to fair value adjustments resulting from the acquisition of Regal Bancorp in September 2023.

Interest Income. Interest income increased $1.8 million, or 14.8%, to $13.7 million for the three months ended September 30, 2026 from $11.9 million for the three months ended September 30, 2025, due to a $99.2 million increase in the average balance of interest-earning assets and a 21 basis point increase in the yield. These increases resulted from a $1.8 million, or 16.4%, increase in interest income on loans and a $31,000, or 5.3%, increase in interest income on securities, partly offset by a $51,000, or 11.2%, decrease in interest income on interest-bearing deposits at other banks. The increase in interest income on loans was primarily due to a $108.5 million increase in the average balance of loans from $809.6 million for the three months ended September 30, 2025 to $918.0 million for the three months ended September 30, 2026 and a 14 basis point increase in the average yield to 5.52% for the three months ended September 30, 2026 from 5.38% of the three months ended September 30, 2025. The increase in interest income on securities was due to a 24 basis point increase in the yield, partially offset by a $11.7 million decrease in the average balance. The decrease in interest income on interest-bearing deposits at other banks was due to a 65 basis point decrease in the yield primarily due to the Federal Open Market Committee’s reductions in the federal funds rate.

Interest Expense. Interest expense increased $1.1 million, or 24.3%, to $5.4 million for the three months ended September 30, 2026 from $4.3 million for the three months ended September 30, 2025, primarily due to a $109.2 million increase in the average balance of interest-bearing liabilities. The increase in the average balance was primarily due to an increase of $75.5 million, or 22.6%, in the average balance of interest-bearing demand deposits, a $25.2 million, or 9.3%, increase in the average balance of certificates of deposit due to the acquisition of $50.0 million in brokered deposits and a $23.2 million, or 66.9%, increase in the average balance of borrowings for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, partially offset by a decrease of $14.7 million in the average balance of savings and club accounts. The increase in interest expense was also due to a 33 basis point increase in the average rate of interest-bearing demand deposits to 2.20% for the three months ended September 30, 2026 from 1.87% for the three months ended September 30, 2025, resulting from competitively priced rates, partially offset by a 59 basis point decrease in the average rate on Federal Home Loan Bank borrowings from 4.39% for the three months ended September 30, 2025 to 3.80% for the three months ended September 30, 2026.

Net Interest Income. Net interest income increased $707,000, or 9.3%, to $8.3 million for the three months ended September 30, 2026 from $7.6 million for the three months ended September 30, 2025. Net interest rate spread increased one basis point to 2.57% for the three months ended September 30, 2026 from 2.56% for the three months ended September 30, 2025. Net interest margin decreased two basis points to 3.03% for the three months ended September 30, 2026 from 3.05% for the three months ended September 30, 2025. Net interest-earning assets decreased $10.0 million, or 4.6%, to $209.1 million for the three months ended September 30, 2026 from $219.1 million for the three months ended September 30, 2025. The increase in the Company’s net interest rate spread was primarily a result of an increase in the yield on interest-earning assets slightly exceeding the increase in the cost of interest-bearing liabilities.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense. Deferred loan fees totaled $102,000 and $50,000 for the three months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,
	2026			2025
	Average		Average	Average		Average
	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate(1)	Balance	Interest	Rate(1)
	(In thousands)
Interest-earning assets:
Loans	$918,040	12,678	5.52%	$809,563	10,895	5.38%
Securities	130,882	615	1.88%	142,604	584	1.64%
Other	47,302	405	3.42%	44,853	456	4.07%
Total interest-earning assets	1,096,224	13,698	5.00%	997,020	11,935	4.79%
Noninterest-earning assets	89,645			93,519
Total assets	$1,185,869			$1,090,539
Interest-bearing liabilities:
Savings and club accounts	$121,906	17	0.06%	$136,559	20	0.06%
Interest-bearing demand accounts	410,123	2,260	2.20%	334,605	1,565	1.87%
Certificates of deposit	297,380	2,570	3.46%	272,188	2,375	3.49%
Total interest-bearing deposits	829,409	4,847	2.34%	743,352	3,960	2.13%
Federal Home Loan Bank advances	57,774	549	3.80%	34,611	380	4.39%
Total interest-bearing liabilities	887,183	5,396	2.43%	777,963	4,340	2.23%
Noninterest-bearing deposits	92,318			107,364
Other noninterest-bearing liabilities	23,548			14,526
Total liabilities	1,003,049			899,853
Equity	182,820			190,686
Total liabilities and equity	$1,185,869			$1,090,539
Net interest income		8,302			7,595
Net interest rate spread (1)			2.57%			2.56%
Net interest-earning assets (2)	$209,041			$219,057
Net interest margin (3)			3.03%			3.05%
Average interest-earning assets to interest-bearing liabilities	123.56%			128.16%

(1)	Annualized.
(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,
	2026 vs. 2025
	Increase (Decrease)
	Volume	Rate	Total Change
	(In thousands)
Interest-earning assets:
Loans	$1,460	$323	$1,783
Securities	(48)	79	31
Other	25	(76)	(51)
Total interest-earning assets	1,437	326	1,763
Interest-bearing liabilities:
Savings and club accounts	(2)	(1)	(3)
Interest-bearing accounts	353	342	695
Certificates of deposit	220	(25)	195
Federal Home Loan Bank advances	254	(85)	169
Total interest-bearing liabilities	825	231	1,056
Change in net interest income	$612	$95	$707

Provision for Credit Losses. The Company records provisions for credit losses to maintain the allowance for credit losses at a level that management estimates is appropriate to reflect expected credit losses over the remaining contractual lives of loans, considering historical loss experience, current conditions and reasonable and supportable forecasts. In determining the level of the allowance for credit losses, the Company considers, among other factors, past and current loss experience, evaluations of real estate collateral, economic conditions, the type and volume of lending, adverse situations that may affect a borrower’s repayment capacity, trends in delinquent, classified or criticized loans, and other risk factors. The allowance is developed using reasonable and supportable forecasts and quantitative modeling techniques, combined with qualitative factors to address risks not captured in historical data, including emerging loan products or localized economic changes. Actual losses may vary from such estimates as more information becomes available or conditions change. The Company assesses the allowance for credit losses and records provisions for credit losses in the income statement on a quarterly basis.

The Company recorded a provision for credit losses of $177,000 during the three months ended September 30, 2026 reflecting the loan growth during the period, compared to a provision for credit losses of $171,000 for the three months ended September 30, 2025. The Company had no charge-offs for the three months ended September 30, 2026 or 2025. The Company had one non-performing residential mortgage loan at September 30, 2026, which was subsequently restored to accrual status. At September 30, 2025, the Company had no non-performing loans. The Company’s allowance for credit losses as a percentage of total loans was 0.64% at September 30, 2026 compared to 0.67% at September 30, 2025.

Noninterest Income. Noninterest income was as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(In thousands)
Service charges and fees on deposits	$239	$230	$9	3.9%
Increase in cash surrender value of bank-owned life insurance	269	265	4	1.5%
Fees and service charges on loans	39	32	7	21.9%
Unrealized loss on equity securities	(3)	(2)	(1)	50.0%
Realized gain on sale of loans	42	—	42	—
Other	16	40	(24)	(60.0)%
Total noninterest income	$602	$565	$37	6.5%

Noninterest income increased $37,000, or 6.5%, to $602,000 for the three months ended September 30, 2026 from $565,000 for the three months ended September 30, 2025 primarily due to gain on sale of loans of $42,000 in 2026, partially offset by a decrease in the other income of $24,000.

Noninterest Expense. Noninterest expense was as follows:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
	(In thousands)
Salaries and employee benefits	$4,088	$3,853	$235	6.1%
Occupancy	548	536	12	2.2%
Furniture and equipment	339	353	(14)	(4.0)%
Data processing	546	540	6	1.1%
Advertising	139	130	9	6.9%
FDIC premiums	123	120	3	2.5%
Directors fees	104	97	7	7.2%
Professional fees	453	437	16	3.7%
Insurance	128	134	(6)	(4.5)%
Telephone, postage and supplies	159	202	(43)	(21.3)%
Other	670	692	(22)	(3.2)%
Total noninterest expense	$7,297	$7,094	$203	2.9%

Noninterest expense increased $203,000, or 2.9%, to $7.3 million for the three months ended September 30, 2026 from $7.1 million for the three months ended September 30, 2025 primarily due to a $235,000, or 6.1%, increase in salaries and employee benefits expense driven by annual merit increases and increases in health care costs during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, partially offset by a decrease of $43,000 in telephone, postage and supplies expense.

Income Tax Expense. The provision for income taxes was $362,000 for the three months ended September 30, 2026 compared to $202,000 for the three months ended September 30, 2025. The Company’s effective tax rate was 25.3% for the three months ended September 30, 2026 compared to 22.6% for the three months ended September 30, 2025 primarily due to an increase in non-deductible expenses.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. We have implemented the following strategies to manage our interest rate risk:

•	growing transaction deposit accounts;

•	emphasizing higher-yielding, shorter-term commercial real estate loans;

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

The table below sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2026
Change in Interest Rates		Estimated Increase (Decrease) in EVE
(basis points)(1)	Estimated EVE(2)	Amount	Percent
(In thousands)
+400	$157,080	$(76,100)	(32.64)%
+300	179,914	(53,266)	(22.84)%
+200	200,217	(32,963)	(14.14)%
+100	217,992	(15,187)	(6.51)%
—	233,180	—	—
-100	244,980	11,801	5.06%
-200	256,329	23,149	9.93%
-300	265,617	32,438	13.91%
-400	270,731	37,551	16.10%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2026, in the event of an instantaneous parallel 200 basis point increase in interest rates, we would experience a 14.14% decrease in EVE, and in the event of an instantaneous 200 basis point decrease in interest rates, we would experience a 9.93% increase in EVE.

Change in Net Interest Income. The following table sets forth, at September 30, 2026, the calculation of the estimated changes in our net interest income (“NII”) that would result from the designated immediate changes in the United States Treasury yield curve.

At September 30, 2026
Change in Interest	Net Interest	Year 1	Net Interest	Year 2
Rates	Income Year 1	Change	Income Year 2	Change
(basis points)(1)	Forecast	From Level	Forecast	From Level
(In thousands)
+400	$32,086	$(4,360)	$35,743	$(3,433)
+300	33,357	(3,089)	37,109	(2,067)
+200	34,487	(1,958)	38,083	(1,094)
+100	35,518	(928)	38,766	(410)
—	36,445	—	39,176	—
-100	36,910	465	38,729	(447)
-200	37,280	834	38,147	(1,029)
-300	37,509	1,064	37,293	(1,884)
-400	37,598	1,152	36,329	(2,848)

The table above indicates that at September 30, 2026, we would have experienced a 5.37% decrease in NII in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.29% increase in NII in the event of an instantaneous 200 basis point decrease in market interest rates.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The above table assumes that the composition of our interest sensitive assets and liabilities existing at the date indicated remains constant uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our NII and will differ from actual results.

Liquidity and Capital Resources

Liquidity is the ability to fund assets and meet obligations as they come due. Our primary sources of funds consist of deposit inflows, loan and security repayments and maturity of securities. In addition, we have the ability to borrow in the wholesale markets or from the Federal Home Loan Bank of New York. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our ALCO/Investment Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs and deposit withdrawals of our customers as well as unanticipated contingencies. We seek to maintain a ratio of liquid assets (including cash and federal funds sold) as a percentage of total deposits ranging between 4% and 15%. At September 30, 2026, this ratio was 6.1%. We believe that we have sufficient sources of liquidity to satisfy our short- and long-term liquidity needs as of  September 30, 2026.

We regularly adjust our investments in liquid assets based upon our assessment of:

•	expected loan demand;

•	expected deposit flows;

•	yields available on interest-earning deposits and securities; and

•	the objectives of our asset/liability management program.

Excess cash is invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets depend on our operating, financing and investing activities during any given period. At September 30, 2026, cash and cash equivalents totaled $60.2 million.

At September 30, 2026, we had $67.7 million in outstanding loan commitments and $38.8 million of unused lines of credit. Certificates of deposit due within one year of September 30, 2026 totaled $270.5 million, or 27.6% of total deposits. If these deposits do not remain with us, we will be required to seek other funding sources, including loan sales, other deposit products, including replacement certificates of deposit, brokered deposits, securities sold under agreements to repurchase (repurchase agreements) or advances from the Federal Home Loan Bank of New York and other borrowing sources. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2027. We believe, however, based on past experience that a significant portion of such deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating and purchasing loans and purchasing securities. During the three months ended September 30, 2026, we originated $65.9 million of loans and purchased an additional $12.9 million.

Financing activities consist primarily of activity in deposit accounts, borrowings and repurchases of common stock. Deposits increased $52.8 million, or 5.7%, to $979.2 million at September 30, 2026 from $926.4 million at June 30, 2026 primarily due to $50.0 million in brokered certificates of deposit obtained to pay down borrowings and fund loan growth. At September 30, 2026, $98.6 million, or 10.1%, of total deposits consisted of noninterest-bearing deposits, and $193.9 million, or 19.8%, of total deposits were uninsured.

We had outstanding borrowings of $35.0 million as of September 30, 2026 and $65.0 million as of June 30, 2026.

Somerset Regal Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2026, Somerset Regal Bank exceeded all regulatory capital requirements. Somerset Regal Bank is considered “well capitalized” under regulatory guidelines. See Note 12 of the Notes to the Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding market risk, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Market Risk.”

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is responsible for the disclosure controls and procedures of the Company. Disclosure controls and procedures are controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods required by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be so disclosed by an issuer is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not have any unregistered sales of equity securities during the three months ended September 30, 2026. The table below summarizes the number of shares of the Company’s common stock that were repurchased during the three months ended September 30, 2026.

			Total	Maximum
			Shares	Number of
			Purchased	Shares that
	Total		as Part of	May Yet Be
	Number		Publicly	Purchased
	of Shares	Average	Announced	Under the
	Purchased	Price Paid	Program	Program
	(1)	per Share	(1)	(1)
July 1 - July 31, 2026	1,890	$18.93	1,890	720,591
August 1 - August 31, 2026	717	19.25	717	719,874
September 1 - September 30, 2026	14,520	19.11	14,520	705,354
Three months ended September 30, 2026	17,127		17,127

(1)

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended  September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Registration Statement on Form S-1/A (File No. 333-270489) as filed on July 10, 2023).
3.2	Amended and Restated Bylaws of SR Bancorp, Inc. (Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 001-41808) filed on September 28, 2023).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document –the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SR Bancorp, Inc.

Date: November 12, 2026	By:	/s/ Christopher J. Pribula
Christopher J. Pribula
President and Chief Executive Officer

Date: November 12, 2026	By:	/s/ Harris M. Faqueri
Harris M. Faqueri
Senior Vice President and
Chief Financial Officer